Form 10QSB
period 1997-09-30
PREMIUM ENTERPRISES INC
filed 2001-05-24
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 1997


                         Commission file number 33-17449-d

                               PREMIUM ENTERPRISES, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                84-1066959
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


                      7609 Ralston Road, Arvada, CO, 80002
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (303) 422-8127
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of September 30, 1997, 2,025,140 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Premium Enterprises, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.

Financial Statements


                               PREMIUM ENTERPRISES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                             September                     June
                                                                              30, 1997                   30, 1997
                                                                              --------                   --------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                          $ -                        $ -

Property, Plant and Equipment
     Plant and Plant Equipment                                                          -                          -
     Equipment                                                                          -                          -
     Buildings                                                                          -                          -
                                                                                        -                          -
                                                                                        -                          -
     Less Accumulated Depreciation                                                      -                          -
                                                                                        -                          -
          Net Fixed Assets                                                              -                          -

TOTAL ASSETS                                                                          $ -                        $ -
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ -                        $ -
     Accrued Expenses & Interes                                                    69,470                     64,080
     Current Portion of Long-Term Debt                                                 -                          -
                                                                                       --                         -
          Total Current Liabilities                                                69,470                     64,080

Long Term Liabilities
     Notes Payable                                                                      -                          -
     Judgements Payable                                                           267,000                    267,000

Total Liabilities                                                                 336,470                    331,080


Stockholders' Equity
     Common Stock. No par value; 2,000,000,000 shares
     authorized; 2,025,140 issued and outstanding at June 30, 1997
     and September 30, 1997, respectively                                       1,157,530                  1,157,530
     Additional paid-in capital                                                   509,329                    509,329
     Retained Deficit                                                          (2,003,329)                (1,997,939)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (336,470)                  (331,080)
                                                                                 ---------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ -                        $ -
                                                                           ===============            ===============



                                              PREMIUM ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      For the Three Months Ended September 30,
                                                     (Unaudited)

                                                                                1997                        1996
                                                                                ----                        ----
REVENUES
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                       5,390                       4,959
     Office Expense                                                                     -                           -
     Professional Fees                                                                  -                           -
     Telephone & Utilities                                                              -                           -
                                                                                        -                           -
                                                                            -------------              --------------
Total Operating Expenses                                                            5,390                       4,959

NET INCOME (LOSS)                                                                  (5,390)                   $ (4,959)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.00)                      (0.00)

Weighted average number of shares outstanding                                   2,025,140                   2,025,140



                            PREMIUM ENTERPRISES, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                   Ended September 30,
                                                                               1997                    1996
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                           (5,390)                $(4,959)
     Depreciation
     (Decrease) Increase in Accounts Payable                                          -                       -
     (Decrease) Increase in Accrued Expenses                                      5,390                   4,959
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                          -                       -

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                  -                       -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                       -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                              -                       -
     Sale of Common Stock                                                             -
     Sale of Treasury Stock                                                           -                       -
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                        -                       -

Increase (Decrease) in Cash                                                           -                       -
                                                                                                              -

Cash and Cash Equivalents - Beginning of Period                                       -                       -
                                                                                                              -

Cash and Cash Equivalents - end of Period                                             -                       -
                                                                           =============            ============



                           PREMIUM ENTERPRISES, INC.
                  Statements of Changes in Shareholders Equity
                                to September 30, 1997


                                          Common Stock                         Retained
                                           Shares            Amount             Deficit           Balance

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)      $ (331,080)

Net loss for period                                 -                  -             (5,390)          (5,390)
Balance - September 30, 1997                2,025,140         $1,666,859        $(2,003,329)      $ (336,470)


                          PREMIUM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      Presentation of Interim Information

    In the opinion of the management of Premium Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1997, and the results of operations, and cash flows for the three months ended September 30, 1996 and 1997. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information which might be included in the Company's financial statements and notes for the fiscal year ended
    June 30, 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $336,470. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended September 30, 1997 Compared to same Period in 1996
--------------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred $5,390 interest accured in the period in 1997 as compared to $4,959 in interest accrual in the same period in 1996. The Company had a loss for the period in 1997 of ($5,390) as compared to a loss of ($4,959) in the period in 1996. The net loss was ($5,390) in the period in 1997 and ($4,959) in 1996. The loss per share in the quarter was nominal, in 1997 and in 1996.

     The trend of operating losses can be expected to continue until and unless the company acquires or merges with a profitable business.

     (a) Plan of Operation. Premium Enterprises, Inc. (the "Company") intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter.

     (b) Liquidity and Capital Resources. At September 30, 1997, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgements remain unsatisfied, and are carried as liablities in the balance sheet.

Item 2. Changes in Securities.
- ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are necessary for this filing.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Premium Enterprises, Inc.


Date: May 23, 2001
                                                   /s/Ron Morrow
                                                   -----------------------
                                                    Ron Morrow, President