Form 10QSB
period 1997-12-31
PREMIUM ENTERPRISES INC
filed 2001-05-24
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: December 31, 1997


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

Yes  X  No

As of December 31, 1997, 2,025,140 shares of common stock were outstanding.

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

Financial Statements





                            PREMIUM ENTERPRISES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                              December                     June
                                                                              31, 1997                   30, 1997
                                                                              --------                   --------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                          $ -                        $ -

Property, Plant and Equipment
     Plant and Plant Equipment                                                          -                          -
     Equipment                                                                          -                          -
     Buildings                                                                          -                          -
                                                                                        -                          -
                                                                                        -                          -
     Less Accumulated Depreciation                                                      -                          -
                                                                                        -                          -
          Net Fixed Assets                                                              -                          -

TOTAL ASSETS                                                                          $ -                        $ -
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ -                        $ -
     Accrued Expenses & Interest                                                   74,860                     64,080
     Current Portion of Long-Term Debt                                                 -                          -
                                                                                 _________                    ________
          Total Current Liabilities                                                74,860                     64,080

Long Term Liabilities
     Notes Payable                                                                      -                          -
     Judgements Payable                                                           267,000                    267,000

Total Liabilities                                                                 341,860                    331,080


Stockholders' Equity
     Common Stock. No par value; 2,000,000,000 shares
     authorized; 2,025,140 issued and outstanding at June 30, 1997
     and December 31 , 1997, respectively                                       1,157,530                  1,157,530
     Additional paid-in capital                                                   509,329                    509,329
     Retained Deficit                                                          (2,008,719)                (1,997,939)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (341,860)                  (331,080)
                                                                                 ---------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ -                        $ -
                                                                           ===============            ===============


                                              PREMIUM ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Three Months Ended December 31,
                                                     (Unaudited)

                                                                                   1997                        1996
                                                                                   ----                        ----
REVENUES
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                       5,390                       4,959
     Office Expense                                                                     -                           -
     Professional Fees                                                                  -                           -
     Telephone & Utilities                                                              -                           -
                                                                                   ------                      ------
Total Operating Expenses                                                            5,390                       4,959

NET INCOME (LOSS)                                                                  (5,390)                  $  (4,595)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.0)                      (0.0)

Weighted average number of shares outstanding                                   2,025,140                   2,025,140


                                              PREMIUM ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Six Months Ended December 31,
                                                     (Unaudited)

                                                                                   1997                        1996
                                                                                   ----                        ----
REVENUES
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                      10,780                       9,918
     Office Expense                                                                     -                           -
     Professional Fees                                                                  -                           -
     Telephone & Utilities                                                              -                           -
                                                                                   ------                      ------
Total Operating Expenses                                                           10,780                       9,918

NET INCOME (LOSS)                                                                 (10,780)                  $  (9,918)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.01)                      (0.01)

Weighted average number of shares outstanding                                   2,025,140                   2,025,140


                            PREMIUM ENTERPRISES, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months
                                                                                    Ended December 31,
                                                                               1997                    1996
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                          (10,780)               $(9,918)
     Depreciation
     (Decrease) Increase in Accounts Payable                                          -                      0
     (Decrease) Increase in Accrued Expenses                                     10,780                  9,918
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                          -                       -

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                  -                       -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                       -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                              -                       -
     Sale of Common Stock                                                             -                       -
     Sale of Treasury Stock                                                           -                       -
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                        -                       -

Increase (Decrease) in Cash                                                           -                       -


Cash and Cash Equivalents - Beginning of Period                                       -                       -


Cash and Cash Equivalents - end of Period                                             -                       -
                                                                           =============            ============

PREMIUM ENTERPRISES, INC.
                  Statements of Changes in Shareholders Equity
                               to March 31, 1999


                                                 Common Stock                   Retained
                                           Shares            Amount             Deficit           Balance
                                           ------            ------             -------           -------

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)      $ (331,080)

Net loss for period                                 -                  -         (   10,780)        ( 10,780)
Balance - December 31, 1997                 2,025,140          1,666,859         (2,008,719)        (341,860)


                            PREMIUM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Presentation of Interim Information

In the opinion of the management of Premium Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1997, and the results of operations for the three months and six months ended December 31, 1997 and 1996, and cash flows for the six months ended December 31, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information which would be included in the Company's audited financial statements and notes .

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by ($347,100). The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended December 31, 1997
-------------------------------------------------------------
     The Company had no revenue or operations nor general and administrative expenses for the period. The Company incurred $5,390 in interest accrual in the period in 1997 and $4,949 in 1996 . The Company had a loss on operations for the period in 1997 of ($5,390) and ($4,949) in 1996. The net loss was ($5,390) in the period in 1997 and ($4,949) in 1996 . The loss per share in the quarter was nominal, in 1997 and in 1996.

Results of Operations for the Six Month Period Ended December 31, 1997
----------------------------------------------------------------------

     The company had no revenues or operations and had no general and administrative expenses in the six month period in 1997 and 1996. The Company incurred $10,780 in interest accrual in the six month period in 1997 and $9,918 in 1996. The Company had a net loss of ($10,780)in the period in 1997 and ($9,918) in 1996. The Company lost less than ($.01) per share in the six month periods in 1997 and 1996.

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

     (b) Liquidity and Capital Resources. At December 31, 1997, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgements remain unsatisfied and are carried as liabilities on the balance sheet.

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

                                                     Premium Enterprises, Inc.


Date: May 23, 2001
                                                  /s/Ron Morrow
                                                  ------------------------
                                                    Ron Morrow, President