Form 10QSB
period 1998-12-31
PREMIUM ENTERPRISES INC
filed 2001-06-05
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: December 31, 1998


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

Yes    No X

As of December 31, 1998, 2,025,140 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Premium Enterprises, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 1998, included in the Company's Form 10-KSB.

Financial Statements

                            PREMIUM ENTERPRISES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                              December                     June
                                                                              31, 1998                   30, 1998
                                                                              --------                   --------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                          $ -                        $ -

Property, Plant and Equipment
     Plant and Plant Equipment                                                          -                          -
     Equipment                                                                          -                          -
     Buildings                                                                          -                          -
                                                                                ---------                  ---------
                                                                                        -                          -
     Less Accumulated Depreciation                                                      -                          -
                                                                                ---------                  ---------
          Net Fixed Assets                                                              -                          -

TOTAL ASSETS                                                                          $ -                        $ -
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ -                        $ -
     Accrued Expenses                                                              97,282                     85,640
     Current Portion of Long-Term Debt                                                  -                          -
                                                                                ---------                  ---------
          Total Current Liabilities                                                97,282                     85,640

Long Term Liabilities
     Notes Payable                                                                      -                          -
     Judgements Payable                                                           267,000                    267,000

Total Liabilities                                                                 364,282                    352,640


Stockholders' Equity
     Common Stock. No par value; 2,000,000,000 shares
     authorized; 2,025,140 issued and outstanding at June 30, 1998
     and December 31, 1998, respectively                                        1,666,859                  1,666,859
     Retained Deficit                                                          (2,031,141)                (2,019,499)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (364,282)                  (352,640)
                                                                                 ---------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ -                        $ -
                                                                           ===============            ===============




                                              PREMIUM ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      For the Three Months Ended September 30,
                                                     (Unaudited)

                                                                                1998                        1997
                                                                                ----                        ----
REVENUES
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                       5,821                       5,390
     Office Expense                                                                     -                           -
     Professional Fees                                                                  -                           -
     Telephone & Utilities                                                              -                           -
                                                                                        -                           -
Total Operating Expenses                                                            5,821                       5,390

NET INCOME (LOSS)                                                                  (5,821)                   $ (5,390)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.00)                      (0.00)

Weighted average number of shares outstanding                                   2,025,140                   2,025,140


                                              PREMIUM ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the Six Months Ended December 31,
                                                     (Unaudited)

                                                                                1998                        1997
                                                                                ----                        ----
REVENUES
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                      11,642                      10,780
     Office Expense                                                                     -                           -
     Professional Fees                                                                  -                           -
     Telephone & Utilities                                                              -                           -
                                                                                ---------                   ---------
Total Operating Expenses                                                           11,642                      10,780

NET INCOME (LOSS)                                                                 (11,642)                  $ (10,780)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.00)                      (0.00)

Weighted average number of shares outstanding                                   2,025,140                   2,025,140

                            PREMIUM ENTERPRISES, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months
                                                                                    Ended December 31,
                                                                               1998                    1997
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                          (11,642)               $(10,780)
     Depreciation
     (Decrease) Increase in Accounts Payable                                          -                       -
     (Decrease) Increase in Accrued Expenses                                     11,642                  10,780
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                          -                       -

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                  -                       -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                       -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                              -                       -
     Sale of Common Stock                                                             -
     Sale of Treasury Stock                                                           -                       -
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                        -                       -

Increase (Decrease) in Cash                                                           -                       -
                                                                                                              -

Cash and Cash Equivalents - Beginning of Period                                       -                       -
                                                                                                              -

Cash and Cash Equivalents - end of Period                                             -                       -
                                                                           =============            ============




                            PREMIUM ENTERPRISES, INC.
                  Statements of Changes in Shareholders Equity
                              to December 31, 1998


                                          Common Stock                         Retained
                                           Shares            Amount             Deficit           Balance

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)      $ (331,080)

Net loss for year                                   -                  -            (21,560)         (21,560)
Balance - June 30, 1998                     2,025,140          1,666,859         (2,019,499)        (352,640)

Net loss for period                                 -                  -            (11,642)         (11,642)
Balance -December 31, 1998                  2,025,140         $1,666,859         (2,031,141)        (352,640)

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $379,140. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended December 31, 1998
- ----------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 1998 or 1997. The Company had no loss on operations for the period in 1998 or 1997. The net loss was ($5,821) from interest accrual in the period in 1998 and ($5,390) in 1997. The loss per share in the quarter in 1998 and 1997 was nominal.

Results of Operations for the Six Month Period Ended December 31, 1998
-------------------------------------------------------------------
     The company had no general and administrative expenses in the six month period, but accrued $11,642 in interest in the six month period in 1998 and $10,780 in 1997. The net loss was ($11,642) in the six month period in 1998 and ($10,780) in 1997. The loss per share was nominal in the period in 1998 and 1997.

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

         If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval. While any disclosure which may be provided to shareholders may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     (b) Liquidity and Capital Resources. At December 31, 1998, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject. Three judgements have bee entered against the company and are carried as liabilities in the balance sheet.

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

                                                     Premium Enterprises, Inc.


Date: June 1, 2001
                                                /s/Ron Morrow
                                                 ------------------
                                                    Ron Morrow, President