Form 10KSB
period 1999-06-30
PREMIUM ENTERPRISES INC
filed 2001-06-06
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended June 30, 1999
                        Commission file number 33-17449-D

                           Premium Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

   Colorado                                        84-10669559
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

                   7609 Ralston Road, Arvada, CO 80002
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: 303-422-8127

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class: Common No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes        No        X
                         -----           ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999: $0

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 1999: 2,025,140

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         4
     Item 2.   Description of Property                                        23
     Item 3.   Legal Proceedings                                              23
     Item 4.   Submission of Matters to a Vote of Security Holders            23


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       23
     Item 6.   Management's Discussion and Analysis or Plan of Operation      24
     Item 7.   Financial Statements                                           25
     Item 8. Changes in and Disagreements With Accountants on Accounting 25 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              26
     Item 10.  Executive Compensation                                         28
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 30
     Item 12.  Certain Relationships and Related Transactions                 31
     Item 13.  Exhibits and Reports on Form 8-K                               31


SIGNATURES                                                                    33

                                     PART I


Item 1.  Description of Business.
         ------------------------

General
-------

     The Company was incorporated under the laws of the State of Colorado on September 16, 1987 and is in the developmental stage. To date the Company's activities have been to own and operate fast service automative lubrication centers. For a period of time in 1988-94 the company operated three fast lube locations, at various times in Arizona and Colorado as "Grease Monkey" franchises. The locations were unprofitable, two were sold, and the last franchise closed in 1994.

     The Company then attempted to enter the automobile and truck tire recycling business in 1994 It formed a limited partnership of which it owned 62.5% and commenced limited tire recycling operations. The equipment proved to be inadequate and the company ran out of capital to continue operations and ceased all operations in 1996. The company has been dormant since 1996. The copany wrote off all of its investment in equipment and licenses for tire recycling in 1996. The company has no full-time employees and owns no real estate.

     The Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

        It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

        Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

        It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

        The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Wyoming law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

    In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

      The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition
-------------------

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

        It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

        As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

        It  is  anticipated  that  the   investigation   of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

        In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation
-------------------------------------------

        The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

        The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

        Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

        An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition
-----------

        The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders
------------------------------------

        The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Wyoming Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Wyoming law.

No Target Candidates for Acquisition
------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices
----------------------
     The Company currently maintains a mailing address at 7609 Ralston Road, Arvada, CO 80002. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees
---------

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. There is no current plan under which, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, and the company has adopted a resolution and policy which precludes payment of any compensation or finder's fees to officers or directors. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors
------------

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

        It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

       In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4.Lack of Operating History. The Company was formed in 1987 and has had an unsuccessful operating history. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful.

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

         Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

         In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only two individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. The Colorado Business Corporation Act provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. The Colorado Business Corporation Act excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

21. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Item 2.           Property
------------------------------

     The Company does not have any formal offices at year end. Records are maintained and mail received at 7609 Ralston Road, Arvada, CO 80002. The company owns no real property.

Item 3.           Legal Proceedings
-----------------------------------

     The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at June 30, 1999. The company is subject to several outstanding judgements totalling in excess of $200,000 and the company will need to settle these matters at some point.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 1999                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *

                                 1998                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1997                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                  1996
                           Third quarter                 *             *
                           Fourth quarter                *             *

* No quotations

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of June 30, 1999, there were 271 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in fiscal 1999. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the fiscal year ended June 30, 1999, compared to fiscal year ended June 30, 1998
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $23,285 in 1999 compared to $21,560 in 1998 resulting from interest accrual. The Company had no operations or revenues in 1999 or 1998. The net loss for 1999 was ($23,285) and for 1998 was ($21,560). The net loss per share was less than ($.01) in 1999 and 1998. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1987 the company has accumulated deficits totalling ($2,042,784) to June 30, 1999.

     Liquidity & Capital Resources
     -----------------------------

     The company had nominal cash at year end and no other capital resources. the company will be dependent on its shareholders for loans for expenses, and has no capital availability except through private placement of stock, none of which has beren arranged.

Item 7.           Financial Statements and Supplementary Data
-------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
--------------------------------------------------------------------------------

     Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 1998 as auditors for the Company for fiscal year 1998 and thereafter.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
--------------------------------------------------------------------------------


         The director and executive officers currently serving the Company are as follows:

NAME                             POSITION HELD                TENURE

Ronald D. Morrow                 President and Director       Annual since 1998


         The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

         The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

     Ronald D. Morrow. Mr. Morrow has served as an officer and director since the inception of the Company in September 1987. Commencing in approximately February 1991, he has devoted substantially full time to the business and affairs of the Company. From April 1986 to June 1991, Mr. Morrow was an account executive and office manager for Rocky Mountain Securities and Investments, Longmont, Colorado a licensed securitites broker-dealer. From June 1984 to April 1986, Mr. Morrow was a registered representative with National Securties Network, Boulder, Colorado. From August 1981 to April 1986, he served in the same capacity with Richey Frankel & Company, Denver, Colorado. Mr. Morrow graduated in 1975 from Metropolitan State College, Denver, Colorado, where he majored in mathematics and accounting. Upon graduation and until August 1981, Mr. Morrow owns and operats a construction company.

         Management will devote minimal time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

         None  of  the  Company's   officers  and/or   directors   receives  any
compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

Conflicts of Interest

     Members of the Company's management jmaybe associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     There can be no assurance that management will resolve all conflicts of interest in favor of the Company.


Item 10.          Executive Compensation
---------------------------------------------

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                              Annual Compensation                          Awards
Name & Principal                 Year      Salary      Bonus        Other         Restricted       Securities
Position                                   ($)         ($)          Annual        Stock            Underlying
                                                                    Comp-         Award(s)         Options/SARS
                                                                    ensation      ($)              (#)
                                                                    ($)
-------------------------------------------------------------------------------------------------------------------
Ronald D. Morrow,                1997      0           0            0             0                0
President                        1998      0           0            0             0                0
                                 1999      0           0            0             0                0



                                              Directors' Compensation

Name                             Annual        Meeting        Consulting           Number          Number of
                                 Retainer      Fees ($)       Fees/Other           of Shares       Securities
                                 Fee($)                       Fees ($)             (#)             Underlying
                                                                                                   Options SARS
                                                                                                   (#)
-----------------------------------------------------------------------------------------------------------------
A. Director                      0             0              0                    0               0
Ronald D. Morrow



        Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

         No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                  Directors' Compensation for Last Fiscal Year
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
--------------------------------------------------------------------------------
A. Director          0             0        0            0              0
  Ronald D. Morrow


Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

        The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SHAREHOLDER/                                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                               PERCENTAGE
--------------------------------------------------------------------------------------------
Ronald D. Morrow                            258,333                               12.7%
810 Hays Circle
Longmont, CO 80501

Daniel C. Keith                             101,668                                5.1%
1369 S. Cherryvale Rd.
Boulder, CO 80303

All directors and executive                 258,333                               12.7%
officers as a group (1 person)

Each principal shareholder has sole investment power and sole voting power over the shares.


Item 12.       Certain Relationships and Related Transactions
---------------------------------------------------------------

         No related party transactions have occurred in the fiscal years 1998 or 1999.

         No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

         The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

         Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.



                                    PART IV


Item 13.       Exhibits and Reports on Form 8-K
------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          None

     2.   Exhibits:
          None

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      on Form S-18 #33-17449D


3.2               Bylaws                              Incorporated by Reference
                                                      to Registration Statement
                                                      Form S-18 #33-17449D

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  June 6 , 2001



                                             PREMIUM ENTERPRISES, INC.
                                                -----------------

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow
                                              President




                                              Directors:

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow

                            PREMIUM ENTERPRISES, INC.

                              Financial Statements
                            Year Ended June 30, 1999

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

MichaelB. Johnson C.P.A.                               Telephone: (303) 796-0099
Member A.I.C.P.A.                                      Fax:       (303) 796-0137
Colorado Society of C.P.A.'s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Premium Enterprises, Inc.


We have audited the accompanying balance sheets of Premium Enterprises, Inc. as of June 30, 1999 and 1998, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premium Enterprises, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company has no assets and sustained losses of $2,042,784 through June 30, 1999 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Johnson & Co. LLC

Denver, Colorado
March 16, 2000

                           PREMIUM ENTERPRISES, INC.
                                 Balance Sheets
                                    June 30,





                                                                        1999                         1998
                                                                   ----------------             ----------------
ASSETS:

Current Assets:
  Cash                                                                         $ -                          $ -
                                                                   ----------------             ----------------
  Total Current Assets                                                           -                            -
                                                                   ----------------             ----------------

TOTAL ASSETS                                                                   $ -                          $ -
                                                                   ================             ================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accrued Interest Expense                                               $ 108,925                     $ 85,640
                                                                   ----------------             ----------------
  Total Current Liabilities                                                108,925                       85,640
                                                                   ----------------             ----------------

Long-Term Liabilities:
  Accounts Payable                                                         267,000                      267,000
                                                                   ----------------             ----------------
                                                                   ----------------             ----------------
   Total Long-Term Liabilities                                             267,000                      267,000
                                                                   ----------------             ----------------

TOTAL LIABILITIES                                                          375,925                      352,640
                                                                   ----------------             ----------------


STOCKHOLDERS' DEFICIT:
  Common Stock, No par value; 2,000,000,000 shares
   authorized ; 2,025,140 issued and outstanding                         1,666,859                    1,666,859
  Retained deficit                                                      (2,042,784)                  (2,019,499)
                                                                   ----------------             ----------------
  Total Stockholders' Deficit                                             (375,925)                    (352,640)
                                                                   ----------------             ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $ -                          $ -
                                                                   ================             ================

The accompanying notes are an intergral part of these financial statements


                            PREMIUM ENTERPRISES,INC.
                            Statements of Operations
                          For the Year Ended June 30,






                                                                 1999               1998
                                                            ---------------     --------------

Revenue                                                                $ -                $ -
                                                            ---------------     --------------

Cost of Sales                                                            -                  -
                                                            ---------------     --------------

Gross Profit                                                             -                  -
                                                            ---------------     --------------


Operating Expenses:
  Interest                                                          23,285             21,560
                                                            ---------------     --------------
Total Expenses                                                      23,285             21,560
                                                            ---------------     --------------

Net ( Loss)                                                      $ (23,285)         $ (21,560)
                                                            ===============     ==============

Weighted average number of shares outstanding                    1,873,575          1,873,575

Nel Loss per common share
  is less than $.002                                         $              *    $             *
                                                            ==================================

The accompanying notes are an intergral part of these financial statements

                           PREMIUM ENTERPRISES, INC.
                            Statements of Cash Flows
                          For the Year Ended June 30,



                                                                             1999               1998
                                                                        ---------------     --------------

Cash Flows from Operating Activities:
  Net (Loss)                                                                 $ (23,285)         $ (21,560)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Change in assets and liabilities
    Increase in accrued expenses                                                23,285             21,560
                                                                        ---------------     --------------
Net Cash Flows Used In Operating Activities                                          -                  -
                                                                        ---------------     --------------

Cash at beginning of period                                                          -                  -
                                                                        ---------------     --------------

Cash at end of period                                                              $ -                $ -
                                                                        ===============     ==============



Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                         $ -                $ -
                                                                        ===============     ==============
                                                                        ===============     ==============
  Cash paid during the period for income taxes                                     $ -                $ -
                                                                        ===============     ==============

The accompanying notes are an intergral part of these financial statements

                           PREMIUM ENTERPRISES, INC.
                 Statements of Changes in Stockholders' Deficit


                                          Common Stock                         Retained
                                           Shares            Amount             Deficit           Balance

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)      $ (331,080)

Net loss for year                                   -                  -            (21,560)         (21,560)
Balance - June 30, 1998                     2,025,140          1,666,859         (2,019,499)        (352,640)

Net loss for year                                   -                  -            (23,285)         (23,285)
Balance - June 30, 1999                     2,025,140         $1,666,859        $(2,042,784)      $ (375,925)

The accompanying notes are an intergral part of these financial statements

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1999

Note 1 - Organization and Summary of Significant Accounting Policies:

         Nature of Business

         Premium Enterprises, Inc. (the Company) was incorporated in the state of Colorado on September 16, 1987. The Company's original primary business was to own and operate fast service automotive centers.

         The Company's fiscal year end is June 30.

         Discontinued operations

         During the fiscal year ended June 30, 1994, the Company abandoned the final remaining franchise agreements for service automotive centers and their related equipment were abandoned or disposed of.

         During the fiscal year ended June 30, 1995, the Company started an automobile and truck tire recycling operation. Substantially all necessary equipment was purchased or leased through Premium Enterprises, L.P. Colorado 1992-1 (the Partnership), a limited partnership of which the Company owned 62.5%. Recycling operations commenced on a limited test basis during the six months ended December 31, 1994. In 1996, the Company discontinued this segment of the business and dissolved the Partnership.

         Basis of Accounting:

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Cash and Cash Equivalents:

         For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Loss per common share

         Loss per common share is computed based upon the weighted average number of shares outstanding during the periods. Shares issuable under stock warrants and those underlying the convertible notes payable as well as shares cancelable under the subordination agreement have been excluded, since they would be antidilutive.

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1999

Note 2 - Common Stock:

         On July 18, 1988 the Company successfully completed its public stock offering with the sales of 381,222 units at $1 per unit. Each unit consisted on one share of the Company's no par value common stock and one redeemable warrant to purchase one share of common stock at $2. All of these warrants expired on July 14, 1994 without being exercised.

         The initial stockholders entered into a subordination agreement whereby 600,000 of the issued shares will be subordinated to the remaining shares. As long as the subordinated stock is subject to that agreement, the subordinated stockholders will not be entitled to receive any dividends or other distributions made on account of the common stock, whether or not in liquidation of the Company, except common stock splits and common stock dividends. A provision exists in the subordination agreement to release stock based on pre-tax net income. Effective July 1, 1993, the Company's Board of Directors approved termination of this agreement for all subordinated stock remaining subject to this subordination agreement in consideration of a personal guarantee of the former president.

         In 1991, the Company issued 200,000 share of its no par common stock in conjunction with the sale of its holdings of 150,000 shares of Preferred J stock of Citation Equity Corporation. The Company received cash consideration of $152,000 in this transaction, but did not transfer record of ownership of the preferred stock. The Company made 8% divided payments as required on this preferred stock through March 31, 1993. The Company then issued 100,000 shares of its common stock valued at $1.25 per share in exchange for the 150,000 shares of Citation Equity Corporation Preferred J stock, resulting in a $125,000 investment expense.

         Pursuant to a private placement, the Company sold 105,000 shares of treasury stock during the fiscal year ended June 30, 1991 for consideration totaling $131,250 at $1.25 per share. The sale included an equal number of warrants exercisable at $2 per share. All of these warrants expired on December 31, 1992, without being exercised.

         In connection with the Partnership's offering of limited partnership units, the Company has agreed to offer the limited partners the right to convert their partnership interest to common stock of the Company. The limited partners can convert after holding the interest for two years, or when they have recovered 100% of their investment whichever occurs first.

         In March of 1994, the Company issued 10,800 shares of common stock valued at $1.50 per share to individuals for management services regarding the Partnership. In December 31, 1994, the Company issued 8,500 shares of common stock valued at $1 per share for director fees and for services to the Partnership.

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1999

Note 3  - Income Taxes:

         The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         Deferred tax assets:
         Net operating loss carryforwards                    $2,042,784
         Valuation allowance                                 (2,042,784
                                                             ----------
         Net deferred tax assets                            $        -
                                                            =================

         At June 30, 1999, the Company had net operating loss carryforwards of approximately $2,042,784 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2001.

Note 4 - Going Concern:

         The financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has no assets and a retained deficit of $2,042,784 as of June 30, 1999, and will not be able to sustain operations without generating working capital from other sources, including equity and debt financing. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 4 - Commitments and Contingencies:

         Contingent Liabilities

         In connection with the Company's tire shredding operations, a judgement amount of $47,399 plus accrued interest of $4,759 for a total judgement of $52,617 (compounded annually) from March 28, 1997 hereafter was entered against the Company.

         In connection with the Company's tire shredding operations, a judgement amount of $75,514 plus interest for clean-up, occupancy, and real estate taxes in February 1997.

         Also, in connection with the Company's tire shredding operations, The Company has accounts payable outstanding of approximately $138,869.

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1999
         Consolidation policy

         Premium Enterprises, Inc. is the general partner in the Partnership described above. In January of 1993, the limited partners of the Partnership agreed to let the proceeds from the Partnership's offering to be used to purchase tire recycling equipment. All limited partnership units have been sold as of December 31, 1994.

         The Company owns 62.5% of the limited partnership, and has therefore consolidated the Partnership's assets, liabilities, and results of operation into the accompanying financial statements. Financial statements for the year ended June 30, 1992 were restated to consolidated the operations of the Partnership. This change had no effect on consolidated loss or stockholders' equity.

         All inter-company balances and transactions have been eliminated, and the limited partner's share of the Partnership's net equity has been reflected as minority interest of the Company.