Form 10QSB
period 1998-09-30
PREMIUM ENTERPRISES INC
filed 2001-06-07
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 1998


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

Yes    No  X

As of September 30, 1998, 2,025,140 shares of common stock were outstanding.

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

Financial Statements




                            PREMIUM ENTERPRISES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                             September                     June
                                                                              30, 1998                   30, 1998
                                                                              --------                   --------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                          $ -                        $ -

Property, Plant and Equipment
     Plant and Plant Equipment                                                          -                          -
     Equipment                                                                          -                          -
     Buildings                                                                          -                          -
                                                                                ---------               ------------
                                                                                        -                          -
     Less Accumulated Depreciation                                                      -                          -
                                                                                ---------               ------------
          Net Fixed Assets                                                              -                          -

TOTAL ASSETS                                                                          $ -                        $ -
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ -                        $ -
     Accrued Expenses                                                              91,461                     85,640
     Current Portion of Long-Term Debt                                                  -                          -
                                                                                ---------               ------------
          Total Current Liabilities                                                91,461                     85,640

Long Term Liabilities
     Notes Payable                                                                      -                          -
     Judgements Payable                                                           267,000                    267,000

Total Liabilities                                                                 358,461                    352,640


Stockholders' Equity
     Common Stock. No par value; 2,000,000,000 shares
     authorized; 20,251,140 issued and outstanding at June 30, 1998
     and September 30, 1998, respectively                                       1,666,859                  1,666,859
     Retained Deficit                                                          (2,025,320)                (2,019,499)
                                                                                ----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (358,461)                  (352,640)
                                                                                 ---------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ -                        $ -
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


                            PREMIUM ENTERPRISES, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                   Ended September 30,
                                                                               1998                    1997
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                           (5,821)                $(5,390)
     Depreciation
     (Decrease) Increase in Accounts Payable                                          -                       -
     (Decrease) Increase in Accrued Expenses                                      5,821                   5,390
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                          -                       -

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                  -                       -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                       -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                              -                       -
     Sale of Common Stock                                                             -
     Sale of Treasury Stock                                                           -                       -
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                        -                       -

Increase (Decrease) in Cash                                                           -                      -
                                                                                                             -

Cash and Cash Equivalents - Beginning of Period                                       -                      -
                                                                                                             -

Cash and Cash Equivalents - end of Period                                             -                       -
                                                                           =============            ============

                           PREMIUM ENTERPRISES, INC.
                  Statements of Changes in Shareholders Equity
                              to September 30, 1998


                                          Common Stock                         Retained
                                           Shares            Amount             Deficit           Balance

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)      $ (331,080)

Net loss for year                                   -                  -            (21,560)         (21,560)
Balance - June 30, 1998                     2,025,140          1,666,859         (2,019,499)        (352,640)

Net loss for period                                 -                  -             (5,821)          (5,821)
Balance - September 30, 1998                2,025,140         $1,666,859         (2,025,320)        (358,461)

                          PREMIUM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      Presentation of Interim Information

    In the opinion of the management of Premium Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operations, and cash flows for the three months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 1998.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $371,130. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended September 30, 1998
- ----------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no in general and administrative expenses in the period in 1998 or 1997. The Company incurred $5,821 in interest accrual on debt in the period in 1998 compared to $5,390 in 1997. The Company had a loss of ($5,821) for the period in 1998 as compared to a loss ($5,390) in the period in 1997. The net loss was ($5,821) in the period in 1998 and ($5,390) in 1997. The loss per share in the quarter in 1998 and 1997 was nominal.

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

     (b) Liquidity and Capital Resources. At September 30, 1998 the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject. Three judgments have been entered against the company which are carried in the balance sheet.

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

         (Not applicable)

Item 5. Other Information.
- --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are considered for this filing.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Premium Enterprises, Inc.


Date: June 5, 2001
                                                /s/ Ron Morrow
                                                 ------------------
                                                    Ron Morrow, President