Form 10KSB
period 1998-12-31
PREMIUM ENTERPRISES INC
filed 2001-07-10
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



                   For the fiscal year ended June 30, 1998
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

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998: $0

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 1998: 2,025,140

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

Item 3.           Legal Proceedings
-----------------------------------

     The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at June 30, 1998. The company is subject to several outstanding judgements totalling in excess of $200,000 and the company will need to settle these matters at some point. The judgments are carried as liabilities onthe balance sheet.

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

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows



                                 1998                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *

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

     As of June 30, 1998, there were 271 record holders of the Company's common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in fiscal 1998. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the fiscal year ended June 30, 1998, compared to fiscal year ended June 30, 1997
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $21,560 in 1998 compared to $20,060 in 1997 resulting from interest accrual. The Company had no operations or revenues in 1998 or 1997. The net loss for 1998 was ($21,560) and for 1997 was ($20,060). The net loss per share was less than ($.01) in 1998 and 1997. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1987 the company has accumulated deficits totalling ($2,019,499) to June 30, 1998.

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

DATED:  July 2 , 2001



                                             PREMIUM ENTERPRISES, INC.
                                                -----------------

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow
                                              President




                                              Directors:

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow

                            PREMIUM ENTERPRISES, INC.

                              Financial Statements
                            Year Ended June 30, 1998

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
Colorado Society of C.P.A.'s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Premium Enterprises, Inc.


We have audited the accompanying balance sheets of Premium Enterprises, Inc. as of June 30, 1998, and the related statements of operations, cash flows, and changes in stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premium Enterprises, Inc. at June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company has no assets and sustained losses of $2,019,499 through June 30, 1998 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Johnson & Co. LLC

Denver, Colorado
March 16, 2000

                           PREMIUM ENTERPRISES, INC.
                                 Balance Sheets
                                    June 30,





                                                                                     1998
                                                                                ----------------
ASSETS:

Current Assets:
  Cash                                                                          $ -
                                                                                ----------------
  Total Current Assets                                                            -
                                                                                ----------------

TOTAL ASSETS                                                                    $ -
                                                                                ================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accrued Interest Expense                                                      $ 85,640
                                                                                ----------------
  Total Current Liabilities                                                       85,640
                                                                                ----------------

Long-Term Liabilities:
  Accounts Payable                                                               267,000
                                                                                ----------------
                                                                                ----------------
   Total Long-Term Liabilities                                                   267,000
                                                                                ----------------

TOTAL LIABILITIES                                                                352,640
                                                                                ----------------


STOCKHOLDERS' DEFICIT:
  Common Stock, No par value; 2,000,000,000 shares
   authorized ; 2,025,140 issued and outstanding                               1,666,859
  Retained deficit                                                            (2,019,499)
                                                                                ----------------
  Total Stockholders' Deficit                                                   (352,640)
                                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ -
                                                                                ================

The accompanying notes are an intergral part of these financial statements

                            PREMIUM ENTERPRISES,INC.
                            Statements of Operations
                          For the Year Ended June 30,







                                                                       1998
                                                                 --------------

Revenue                                                                     $ -
                                                                 --------------

Cost of Sales                                                                 -
                                                                 --------------

Gross Profit                                                                  -
                                                                 --------------


Operating Expenses:
  Interest                                                               21,560
                                                                 --------------
Total Expenses                                                           21,560
                                                                 --------------

Net ( Loss)                                                           $ (21,560)
                                                                 ==============

Weighted average number of shares outstanding                         1,873,575

Nel Loss per common share
  is less than $.002                                                  $       *
                                                                 ===============


The accompanying notes are an intergral part of these financial statements

                           PREMIUM ENTERPRISES, INC.
                            Statements of Cash Flows
                          For the Year Ended June 30,



                                                                       1998
                                                                  --------------

Cash Flows from Operating Activities:
  Net (Loss)                                                          $ (21,560)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Change in assets and liabilities
    Increase in accrued expenses                                         21,560
                                                                  --------------
Net Cash Flows Used In Operating Activities                                   -
                                                                  --------------

Cash at beginning of period                                                   -
                                                                  --------------

Cash at end of period                                                       $ -
                                                                  ==============



Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                  $ -
                                                                  ==============
                                                                  ==============
  Cash paid during the period for income taxes                              $ -
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


The accompanying notes are an intergral part of these financial statements

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1998

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1998

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1998

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

         Deferred tax assets:
         Net operating loss carryforwards                    $2,019,499
         Valuation allowance                                 (2,019,499)
                                                             ----------
         Net deferred tax assets                            $        -
                                                            =================

         At June 30, 1998, the Company had net operating loss carryforwards of approximately $2,019,499 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2001.

Note 4 - Going Concern:

         The financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has no assets and a retained deficit of $2,019,499 as of June 30, 1998, and will not be able to sustain operations without generating working capital from other sources, including equity and debt financing. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 1998
         Consolidation policy

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