Form 10QSB
period 2000-03-31
PREMIUM ENTERPRISES INC
filed 2001-07-10
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2000


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

Yes   No X

As of March 31 2000 2,025,140 shares of common stock were outstanding.

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

Financial Statements


                            PREMIUM ENTERPRISES, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                               March                       June
                                                                              31, 2000                   30, 1999
                                                                              --------                   --------

ASSETS

Current Assets
     Cash & Cash Equivalents                                                          $ -                        $ -

Property, Plant and Equipment
     Plant and Plant Equipment                                                          -                          -
     Equipment                                                                          -                          -
     Buildings                                                                          -                          -
                                                                                ---------               ------------
                                                                                        -                          -
     Less Accumulated Depreciation                                                      -                          -
                                                                                ---------               ------------
          Net Fixed Assets                                                              -                          -

TOTAL ASSETS                                                                          $ -                        $ -
                                                                           ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                                 $ -                        $ -
     Accrued Expenses                                                             127,786                    108,925
     Current Portion of Long-Term Debt                                                  -                          -
                                                                                ---------                -----------
          Total Current Liabilities                                               127,786                    108,925

Long Term Liabilities
     Notes Payable                                                                      -                          -
     Judgements Payable                                                           267,000                    267,000

Total Liabilities                                                                 394,786                   (375,925)


Stockholders' Equity
     Common Stock. No par value; 2,000,000,000 shares
     authorized; 2,025,140 issued and outstanding at June 30, 1999
     and March 31, 2000, respectively                                           1,666,859                  1,666,859
     Retained Deficit                                                          (2,061,645)                (2,042,784)
                                                                               -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (394,786)                  (375,925)
                                                                                 ---------                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ -                        $ -
                                                                           ===============            ===============


                                              PREMIUM ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                         For the Nine Months Ended March 31,
                                                     (Unaudited)

                                                                                2000                        1999
                                                                                ----                        ----
REVENUES
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                      18,861                      17,463
     Office Expense                                                                     -                           -
     Professional Fees                                                                  -                           -
     Telephone & Utilities                                                              -                           -
                                                                                ---------                  ----------
Total Operating Expenses                                                           18,861                      17,463

NET INCOME (LOSS)                                                                 (18,861)                  $ (17,463)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.01)                      (0.01)

Weighted average number of shares outstanding                                   2,025,140                   2,025,140




                                              PREMIUM ENTERPRISES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      For the Three Months Ended March 31,
                                                     (Unaudited)

                                                                                2000                        1999
                                                                                ----                        ----
REVENUES
     Misc Income
     Cost of Sales

Gross Profit                                                                            -                           -

EXPENSES
     Interest                                                                       6,287                       5,821
     Office Expense                                                                     -                           -
     Professional Fees                                                                  -                           -
     Telephone & Utilities                                                              -                           -
                                                                                        -                           -
Total Operating Expenses                                                            6,287                       5,821

NET INCOME (LOSS)                                                                  (6,287)                   $ (5,821)
                                                                           ===============             ===============

Loss per Common Share                                                               (0.00)                      (0.00)

Weighted average number of shares outstanding                                   2,025,140                   2,025,140



                            PREMIUM ENTERPRISES, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months
                                                                                     Ended March 31,
                                                                               2000                    1999
                                                                               ----                    ----
Cash Flows from Operating Activities:
     Net Profit (Loss)                                                          (18,861)               $(17,463)
     Depreciation
     (Decrease) Increase in Accounts Payable                                          -                       -
     (Decrease) Increase in Accrued Expenses                                     18,861                  17,463
     (Increase) Decrease in Accounts Receivable
                                                                           -------------            ------------

Net Cash Flows Used for Operating Activities                                          -                       -

Cash Flows from Investing Activities
     (Purchase) Sale of Fixed Assets                                                  -                       -
     (Purchase) Sale of Note Receivable
     (Purchase) Sale of Investment
                                                                           -------------            ------------

Net Cash (Used by) From Investing Activities                                          -                       -

Cash Flows from Financing Activities
     Increase (Decrease) in Note Payable                                              -                       -
     Sale of Common Stock                                                             -
     Sale of Treasury Stock                                                           -                       -
                                                                           -------------            ------------

Total Cash from (Used by) Financing Activities                                        -                       -

Increase (Decrease) in Cash                                                           -                       -
                                                                                                              -

Cash and Cash Equivalents - Beginning of Period                                       -                       -
                                                                                                              -

Cash and Cash Equivalents - end of Period                                             -                       -
                                                                           =============            ============




                           PREMIUM ENTERPRISES, INC.
                  Statements of Changes in Shareholders Equity
                               to March 31, 2000


                                          Common Stock                         Retained
                                           Shares            Amount             Deficit           Balance


Net loss for year                                   -                  -            (23,285)         (23,285)
Balance - June 30, 1999                     2,025,140          1,666,859         (2,042,784)        (375,925)

Net loss for period                                 -                  -            (18,861)         (18,861)
Balance - March 31, 2000                    2,025,140         $1,666,859        $(2,042,784)      $ (394,786)


Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $394,786. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended March 31, 2000 compared to same period in 1999
--------------------------------------------------------------------------------


     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2000 and 1999 but accrued interest on debt of $6,287 in 2000 and $5,821 in 1999 in the period. The net loss was ($6,287) in the period in 2000 and ($5,821) in 1999. The loss per share in the quarter in 2000 and 1999 was nominal.

Results of Operations for the Nine Month Period Ended March 31, 2000 compared to same period in 1999
--------------------------------------------------------------------------------

     The Company had no operations or revenues for the nine month period ended March 31, in 2000 or 1999. The Company accrued interest on debt in the nine month period of $18,861 in 2000 and $17,463 in 1999. The Company had losses of ($18,861) in the nine month period in 2000 and ($17,463) in 1999. The loss per share was ($.01) in the period in 2000 and 1999.

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

     (b) Liquidity and Capital Resources. At March 31, 2000, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     Premium Enterprises, Inc.


Date:July 3, 2001
                                                /s/Ron Morrow
                                                 ------------------
                                                   Ron Morrow, President