Form 10KSB
period 2000-06-30
PREMIUM ENTERPRISES INC
filed 2001-07-10
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended June 30, 2000
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

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000: $0

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 2000: 2,025,140

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

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 2000                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *

                                 1999                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

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

     As of June 30, 2000, there were 271 record holders of the Company's common Stock.

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

     Results of Operations for the fiscal year ended June 30, 2000, compared to fiscal year ended June 30, 1999
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $25,148 in 2000 compared to $23,285 in 1999 resulting from interest accrual. The Company had no operations or revenues in 1999 or 1998. The net loss for 2000 was ($25,148) and for 1999 was ($23,285). The net loss per share was less than ($.01) in 2000 and 1999. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1987 the company has accumulated deficits totalling ($2,067,932) to June 30, 2000.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                              Annual Compensation                          Awards
Name & Principal                 Year      Salary      Bonus        Other         Restricted       Securities
Position                                   ($)         ($)          Annual        Stock            Underlying
                                                                    Comp-         Award(s)         Options/SARS
                                                                    ensation      ($)              (#)
                                                                    ($)
-------------------------------------------------------------------------------------------------------------------
Ronald D. Morrow,                1998      0           0            0             0                0
President                        1999      0           0            0             0                0
                                 2000      0           0            0             0                0



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



                                             PREMIUM ENTERPRISES, INC.
                                                -----------------

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow
                                              President




                                              Directors:

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow

                            PREMIUM ENTERPRISES, INC.

                              Financial Statements
                       Years Ended June 30, 2000 and 1999

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

MichaelB. Johnson C.P.A.                               Telephone: (303) 796-0099
Member A.I.C.P.A.                                      Fax:       (303) 796-0137
Colorado Society of C.P.A.'s




                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Premium Enterprises, Inc.
Wheatridge, Colorado

We have audited the accompanying balance sheets of Premium Enterprises, Inc. as of June 30, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premium Enterprises, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company has no assets and sustained losses of $2,067,932 through June 30, 2000 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
December 8, 2000


/s/Michael Johnson & Co. LLC

                           PREMIUM ENTERPRISES, INC.
                                 Balance Sheets
                                    June 30






                                                                        2000                         1999
                                                                   ----------------             ----------------
ASSETS:

Current Assets:
  Cash                                                                         $ -                          $ -
                                                                   ----------------             ----------------
  Total Current Assets                                                           -                            -
                                                                   ----------------             ----------------

TOTAL ASSETS                                                                   $ -                          $ -
                                                                   ================             ================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accrued Interest Expense                                               $ 134,073                    $ 108,925
                                                                   ----------------             ----------------
  Total Current Liabilities                                                134,073                      108,925
                                                                   ----------------             ----------------

Long-Term Liabilities:
  Accounts Payable                                                         267,000                      267,000
                                                                   ----------------             ----------------
                                                                   ----------------             ----------------
   Total Long-Term Liabilities                                             267,000                      267,000
                                                                   ----------------             ----------------

TOTAL LIABILITIES                                                          401,073                      375,925
                                                                   ----------------             ----------------


STOCKHOLDERS' DEFICIT:
  Common Stock, No par value; 2,000,000,000 shares
   authorized ; 2,025,140 issued and outstanding                         1,666,859                    1,666,859
  Retained deficit                                                      (2,067,932)                  (2,042,784)
                                                                   ----------------             ----------------
  Total Stockholders' Deficit                                             (401,073)                    (375,925)
                                                                   ----------------             ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $ -                          $ -
                                                                   ================             ================

The accompanying notes are an integral part of these financial statements.

                           PREMIUM ENTERPRISES, INC.
                            Statements of Operations
                          For the Year Ended June 30,




                                                                 2000               1999
                                                            ---------------     --------------

Revenue                                                                $ -                $ -
                                                            ---------------     --------------

Cost of Sales                                                            -                  -
                                                            ---------------     --------------

Gross Profit                                                             -                  -
                                                            ---------------     --------------

Net ( Loss) from Operations                                              -                  -
                                                            ---------------     --------------

Other Expenses
  Interest                                                          25,148             23,285
                                                            ---------------     --------------
Total Other Expenses                                                25,148             23,285
                                                            ---------------     --------------

Net ( Loss)                                                      $ (25,148)         $ (23,285)
                                                            ===============     ==============

Weighted average number of shares outstanding                    2,025,140          2,025,140


Nel Loss per common share                                          $ (0.01)           $ (0.01)
                                                            ===============     ==============

The accompanying notes are an integral part of these financial statements.


                           PREMIUM ENTERPRISES, INC.
                 Statement of Changes in Stockholders' Deficit


                                            Common Stock Retained
                                           Shares            Amount             Deficit           Balance
                                           ------            ------             -------           -------

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)      $ (331,080)

Net loss for year                                   -                  -            (21,560)         (21,560)
                                            ---------          ---------         -----------         --------
Balance - June 30, 1998                     2,025,140          1,666,859         (2,019,499)        (352,640)
                                            ---------          ---------         -----------         --------
Net loss for year                                   -                  -            (23,285)         (23,285)
                                            ---------          ---------         -----------         --------
Balance - June 30, 1999                     2,025,140          1,666,859         (2,042,784)        (375,925)
                                            ---------          ---------         -----------         --------
Net loss for year                                   -                  -            (25,148)         (25,148)
                                            ---------          ---------         -----------         --------
Balance - June 30, 2000                     2,025,140         $1,666,859        $(2,067,932)      $ (401,073)
                                            =========          =========         ===========         ========

The accompanying notes are an integral part of these financial statements.

                            PREMIUM ENTERPRISES, INC.
                            STATMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED JUNE 30,

                                                                            2000                1999
                                                                        --------------     ---------------

Cash Flows from Operating Activities:
  Net (Loss)                                                                $ (25,148)          $ (23,285)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Change in assets and liabilities
    Increase in accrued expenses                                               25,148              23,285
                                                                        --------------     ---------------
Net Cash Flows Used In Operating Activities                                         -                   -
                                                                        --------------     ---------------

Cash at beginning of period                                                         -                   -
                                                                        --------------     ---------------

Cash at end of period                                                             $ -                 $ -
                                                                        ==============     ===============



Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                        $ -                 $ -
                                                                        ==============     ===============
                                                                        ==============     ===============
  Cash paid during the period for income taxes                                    $ -                 $ -
                                                                        ==============     ===============

The accompanying notes are an integral part of these financial statements.

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

         During the fiscal year ended June 30, 1995, the Company started an automobile and truck tire recycling operation. Substantially all necessary equipment was purchased or leased through Premium Enterprises, LP Colorado 1992-1 (the Partnership), a limited partnership of which the Company owned 62.5%. Recycling operations commenced on a limited test basis during the six months ended December 31, 1994. In 1996, the Company discontinued this segment of the business and dissolved the Partnership.

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2000

Note 2 - Common Stock:

         On July 18, 1988, the Company successfully completed its public stock offering with the sales of 381,222 units at $1 per unit. Each unit consisted on one share of the Company's no par value common stock and one redeemable warrant to purchase one share of common stock at $2. All of these warrants expired on July 14, 1994, without being exercised.

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2000

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

         Deferred tax assets:
         Net operating loss carryforwards                   $2,067,932
         Valuation allowance                                (2,067,932)
                                                             -----------
         Net deferred tax assets                            $        -
                                                            ================

         At June 30, 2000, the Company had net operating loss carryforwards of approximately $2,067,932 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2001.

Note 4 - Going Concern:

         The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has no assets and a retained deficit of $2,067,932 as of June 30, 2000, and will not be able to sustain operations without generating working capital from other sources, including equity and debt financing. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 4 - Commitments and Contingencies:

         Contingent Liabilities

         In connection with the Company's tire shredding operations, judgements entered against the Company, as are follows:

1) $52,617 ($47,399 plus accrued interest of $4,759) compounded annually from March 28, 1997 for leased equipment in March 1997.

2) $75,514 plus interest (for clean-up, occupancy and real estate taxes) were entered against the Company in February 1997.

         Other accounts payable-trade, including legal and accounting fees, approximate $138,869 from tire-shredding operations.