Form 10KSB/A
period 2000-06-30
PREMIUM ENTERPRISES INC
filed 2001-10-30
CIK 822998

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

Item 3.           Legal Proceedings
-----------------------------------

     The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at June 30, 2000. The company is subject to several outstanding judgements totalling in excess of $200,000 and the company will need to settle these matters at some point.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in year ended June 30, 2000. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the fiscal year ended June 30, 2000, compared to fiscal year ended June 30, 1999
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $25,148 in 2000 compared to $23,285 in 1999 resulting from interest accrual. The Company had no operations or revenues in 2000 or 1999. The net loss for 2000 was ($25,148) and for 1999 was ($23,285). The net loss per share was less than ($.01) in 2000 and 1999. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1987 the company has accumulated deficits totalling ($2,067,932) to June 30, 2000.

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


Item 10.          Executive Compensation
---------------------------------------------

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2000 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

         No related party transactions have occurred in the fiscal years 2000 or 1999.

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