Form 10KSB
period 2001-06-30
PREMIUM ENTERPRISES INC
filed 2001-11-05
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended June 30, 2001
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

                      Yes  X      No
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

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2001: $0

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 2001: 2,025,140

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

Item 3.           Legal Proceedings
-----------------------------------

     The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at June 30, 2001. The company is subject to several outstanding judgements totalling in excess of $200,000 and the company will need to settle these matters at some point.

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

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 2001                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *

                                 2000                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

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

     As of June 30, 2001, there were 271 record holders of the Company's common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in the year ended June 30, 2001. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the fiscal year ended June 30, 2001, compared to fiscal year ended June 30, 2000
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $26,700 in 2001 compared to $25,148 in 2000 resulting from interest accrual. The Company accrued $50,000 in comopensation to the President, for his services and the Company incurred legal expenses of $50,000, and audit expenses of 2000 for bringing the Company current in its filings. The Company had no operations or revenues in 2001 or 2000. The net loss for 2001 was ($128,700) and for 2000 was ($25,148). The net loss per share was ($.06) in 2001 and less than ($.01) in 2000. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1987 the company has accumulated deficits totalling ($2,196,632) to June 30, 2001.

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


Item 10.          Executive Compensation
---------------------------------------------

     The Company accrued $50,000 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2000 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                              Annual Compensation                          Awards
Name & Principal                 Year      Salary      Bonus        Other         Restricted       Securities
Position                                   ($)         ($)          Annual        Stock            Underlying
                                                                    Comp-         Award(s)         Options/SARS
                                                                    ensation      ($)              (#)
                                                                    ($)
-------------------------------------------------------------------------------------------------------------------
Ronald D. Morrow,                1999      0           0            0             0                0
President                        2000      0           0            0             0                0
                                 2001      50,000*     0            0             0                0



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

* Accrued but unpaid

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

         No related party transactions have occurred in the fiscal years 2000 or 2001.

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

DATED:  October 31, 2001



                                             PREMIUM ENTERPRISES, INC.
                                                -----------------

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow
                                              President




                                              Directors:

                                              /s/Ronald D. Morrow
                                              ------------------------
                                              Ronald D. Morrow

                            PREMIUM ENTERPRISES, INC.

                              Financial Statements
                       Years Ended June 30, 2001 and 2000

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
Colorado Society of C.P.A.'s





                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Premium Enterprises, Inc.
Wheatridge, Colorado

We have audited the accompanying balance sheets of Premium Enterprises, Inc. as of June 30, 2001 and 2000, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premium Enterprises, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company has no assets and sustained losses of $2183,257 through June 30, 2001 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
October 8, 2001

/s/ Michael Johnson & Company, CPA's



                            Premium Enterprises, Inc.
                                 Balance sheets
                             June 30, 2001 and 2000




                                                                        2001                         2000
                                                                   ----------------             ----------------
ASSETS:

Current Assets:
  Cash                                                                         $ -                          $ -
                                                                   ----------------             ----------------
  Total Current Assets                                                           -                            -
                                                                   ----------------             ----------------

TOTAL ASSETS                                                                   $ -                          $ -
                                                                   ================             ================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                       $ 369,000                    $ 267,000
  Accrued Interest Payable                                                 147,398                      134,073
                                                                   ----------------             ----------------
 Total Current Liabilities                                                 516,398                      401,073
                                                                   ----------------             ----------------


STOCKHOLDERS' DEFICIT:
  Common Stock, No par value; 2,000,000,000 shares
   authorized; 2,025,140 issued and outstanding                          1,666,859                    1,666,859
  Retained deficit                                                      (2,196,632)                  (2,067,932)
                                                                   ----------------             ----------------
  Total Stockholders' Deficit                                             (529,773)                    (401,073)
                                                                   ----------------             ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $ -                          $ -
                                                                   ================             ================

The accompanying notes are an integral part of these financial statements.


                           Premium Enterprises, Inc.
                            Statements of Operations
                   For the Years Ended June 30, 2001 and 2000





                                                                 2001               2000
                                                            ---------------     --------------

Revenue                                                                $ -                $ -
                                                            ---------------     --------------

Expenses:
Professional Fees                                                  102,000                  -
                                                            ---------------     --------------

Net ( Loss) from Operations                                       (102,000)                 -
                                                            ---------------     --------------

Other Income (Expenses)
  Interest                                                         (26,700)           (25,148)
                                                            ---------------     --------------
Total Other Expenses                                               (26,700)           (25,148)
                                                            ---------------     --------------

Net Loss                                                        $ (128,700)         $ (25,148)
                                                            ===============     ==============

Weighted average number of shares outstanding                    2,025,140          2,025,140


Nel Loss per common share                                          $ (0.06)           $ (0.01)
                                                            ===============     ==============

The accompanying notes are an integral part of these financial statements.


Premium Enterprises, Inc.
Statements of Changes in Stockholders' Equity



                                          Common Stock                         Retained
                                           Shares            Amount             Deficit           Balance
                                           ------            ------             -------           -------

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)      $ (331,080)

Net loss for year                                   -                  -            (21,560)         (21,560)
                                            ---------          ---------          ---------         ---------
Balance - June 30, 1998                     2,025,140          1,666,859         (2,019,499)        (352,640)
                                            ---------          ---------          ---------         ---------
Net loss for year                                   -                  -            (23,285)         (23,285)
                                            ---------          ---------          ---------         ---------
Balance - June 30, 1999                     2,025,140          1,666,859         (2,042,784)        (375,925)
                                            ---------          ---------          ---------         ---------
Net loss for year                                   -                  -            (25,148)         (25,148)
                                            ---------          ---------          ---------         ---------
Balance - June 30, 2000                     2,025,140          1,666,859         (2,067,932)        (401,073)
                                            ---------          ---------          ---------         ---------
Net loss for year                                   -                  -           (128,700)        (128,700)
                                            ---------          ---------          ---------         ---------
Balance - June 30, 2001                     2,025,140         $1,666,859        $(2,196,632)      $ (529,773)
                                            =========          =========          =========         =========

The accompanying notes are an integral part of these financial statements.


                           Premium Enterprises, Inc.
                            Statements of Cash Flows
                   For the Years Ended June 30, 2001 and 2000




                                                                            2001                2000
                                                                        --------------     ---------------

Cash Flows from Operating Activities:
  Net (Loss)                                                               $ (128,700)          $ (25,148)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Change in assets and liabilities
    Increase in accounts payable                                              102,000                   -
    Increase in accrued expenses  (interest)                                   26,700              25,148
                                                                        --------------     ---------------
Net Cash Flows Used In Operating Activities                                         -                   -
                                                                        --------------     ---------------

Cash at beginning of period                                                         -                   -
                                                                        --------------     ---------------

Cash at end of period                                                             $ -                 $ -
                                                                        ==============     ===============



Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                        $ -                 $ -
                                                                        ==============     ===============
                                                                        ==============     ===============
  Cash paid during the period for income taxes                                    $ -                 $ -
                                                                        ==============     ===============

The accompanying notes are an integral part of these financial statements.

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2001

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2001

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2001

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

         Deferred tax assets:
         Net operating loss carryforwards                   $2,183,257
         Valuation allowance                                (2,183,257)
                                                             -----------
         Net deferred tax assets                            $      -
                                                            ================

         At June 30, 2001, the Company had net operating loss carryforwards of approximately $2,183,257 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2001.

Note 4 - Going Concern:

         The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has no assets and a retained deficit of $2,183,257 as of June 30, 2001, and will not be able to sustain operations without generating working capital from other sources, including equity and debt financing. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

         Other accounts payable-trade, including legal, management, and accounting fees, approximate $138,869 from discontinued tire-shredding operations.