Form 10KSB/A
period 2001-06-30
PREMIUM ENTERPRISES INC
filed 2001-11-08
CIK 822998

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

We conducted our audits in accordance with auditing standards generally accepted auditing in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premium Enterprises, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company has no assets and sustained losses of $2,183,257 through June 30, 2001 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

         Deferred tax assets:
         Net operating loss carryforwards                   $2,183,257
         Valuation allowance                                (2,183,257)
                                                             -----------
         Net deferred tax assets                            $        -
                                                             ===========

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

Note 5 - Commitments and Contingencies:

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