Form 10QSB
period 2001-12-31
PREMIUM ENTERPRISES INC
filed 2002-05-03
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: December 31, 2001


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

Yes  X  No

As of 2,025,140 shares of common stock were outstanding.


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

                            PREMIUM ENTERPRISES, INC.

                              Financial Statements
                   For the Six Months Ended December 31, 2001
                                   (Unaudited)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

MichaelB. Johnson C.P.A.                               Telephone: (303) 796-0099
Member A.I.C.P.A.                                      Fax:       (303) 796-0137
Colorado Society of C.P.A.'s




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Premium Enterprises, Inc.
Denver, Colorado


We have reviewed the accompanying balance sheet of Premium Enterprises, Inc. as of December 31, 2001 and the related statements of operations for the three month and six month periods ended December 31, 2001 and 2000, and the cash flows for the six months period ended December 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated October 8, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
January 21, 2002

/s/Michael Johnson

                           Premium Enterprises, Inc.
                                 Balance Sheets
                                  (Unaudited)





                                                                    December 31,                  June 30,
                                                                        2001                        2001
                                                                   ----------------            ----------------
ASSETS:

Current Assets:
  Cash                                                                         $ -                         $ -
                                                                   ----------------            ----------------
Total Current Assets                                                             -                           -
                                                                   ----------------            ----------------

TOTAL ASSETS                                                                   $ -                         $ -
                                                                   ================            ================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
   Accounts Payable - trade                                              $ 369,000                   $ 369,000
   Accrued Interest payable                                                161,958                     147,398
                                                                   ----------------            ----------------
                                                                   ----------------            ----------------
 Total Current Liabilities                                                 523,060                     516,398
                                                                   ----------------            ----------------


Stockholders' Deficit:
  Common Stock, No par value; 2,000,000,000 shares
   authorized ; 2,025,140 issued and outstanding                         1,666,859                   1,666,859
  Retained deficit                                                      (2,197,817)                 (2,183,257)
                                                                   ----------------            ----------------
Total Stockholders' Deficit                                               (530,958)                   (516,398)
                                                                   ----------------            ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $ -                         $ -
                                                                   ================            ================

                         See accountant's review report

                           Premium Enterprises, Inc.
                            Statements of Operations
                                  (Unaudited)


                                                           For the Three Months Ended           For the Six Months Ended
                                                                  December 31,                        December 31,
                                                             2001              2000               2001            2000
                                                             ----              ----               ----            ----

Revenue:                                                           $ -               $ -               $ -              $ -
                                                             ---------         ---------         ---------        ---------
Operating Expenses:
Professional Fees                                                    -                 -                 -                -
                                                             ---------         ---------         ---------        ---------
Total Operating Expenses                                             -                 -                 -                -
                                                             ---------         ---------         ---------        ---------
Net Loss from Operations                                             -                 -                -                 -
                                                             ---------         ---------         ---------        ---------
Other Expenses
  Interest Expense                                              (7,280)           (6,675)          (14,560)         (13,350)
                                                             ---------         ---------         ---------        ---------
Total Other Expenses                                            (7,280)           (6,675)          (14,560)         (13,350)
                                                             ---------         ---------         ---------        ---------
Net ( Loss)                                                   $ (7,280)         $ (6,675)         $(14,560)        $(13,350)
                                                             =========         =========         =========        =========
Weighted average number of shares outstanding                2,025,140         2,025,140         2,025,140        2,025,140


Net Loss per common share                                     $ (0.003)          $ (.002)         $(.01)         $ (.01)
                                                             =========         =========         =========        =========

                         See accountant's review report

                           Premium Enterprises, Inc.
                 Statements of Changes in Stockholders' Deficit
                                  (Unaudited)

                                                 Common Stock                   Retained
                                           Shares            Amount             Deficit           Balance
                                           ------            ------             -------           -------

Balance -June 30, 1997                      2,025,140         $1,666,859        $(1,997,939)       $(331,080)

Net loss for year                                   -                  -            (21,560)         (21,560)
                                            ---------          ---------        -----------        ---------
Balance - June 30, 1998                     2,025,140          1,666,859         (2,019,499)        (352,640)
                                            ---------          ---------        -----------        ---------
Net loss for year                                   -                  -            (23,285)         (23,285)
                                            ---------          ---------        -----------        ---------
Balance - June 30, 1999                     2,025,140          1,666,859         (2,042,784)        (375,925)
                                            ---------          ---------        -----------        ---------
Net loss for year                                   -                  -            (25,148)         (25,148)
                                            ---------          ---------        -----------        ---------
Balance - June 30, 2000                     2,025,140          1,666,859         (2,067,932)        (401,073)
                                            ---------          ---------        -----------        ---------
Net loss for year                                   -                  -           (115,325)        (115,325)
                                            ---------          ---------        -----------        ---------
Balance - June 30, 2001                     2,025,140          1,666,859         (2,183,257)        (516,398)
                                            ---------          ---------        -----------        ---------
Net loss for period                                 -                  -            (14,560)         (14,560)
                                            ---------          ---------        -----------        ---------
Balance - December 31, 2001                 2,025,140         $1,666,859        $(2,197,817)       $(530,958)
                                            =========          =========        ===========        =========

                         See accountant's review report

                           Premium enterprises, Inc.
                            Statements of Cash Flows
                                  (Unaudited)
                                                                           For the Six Months Ended
                                                                                  December 31,
                                                                            2001                2000
                                                                            ----                ----


Cash Flows from Operating Activities:
  Net (Loss)                                                                 $(14,560)           $(13,350)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Change in assets and liabilities
    Increase in accounts payable                                                    -              50,000
    Increase in accrued expenses                                              14,560               13,350
                                                                             --------            --------
Net Cash Flows Used In Operating Activities                                         -                   -
                                                                             --------            --------

Cash at beginning of period                                                         -                   -
                                                                             --------            --------
Cash at end of period                                                             $ -                 $ -
                                                                             ========            ========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                        $ -                 $ -
                                                                             ========            ========
  Cash paid during the period for income taxes                                    $ -                 $ -
                                                                             ========            ========

                        See accountant's review report.

                            PREMIUM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Presentation of Interim Information

     In the opinion of the management of Premium Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2001, and the results of operations for the three month and six month periods ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2001.

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

Results of Operations for the Quarter Ended December 31, 2001 compared to same period in 2000
--------------------------------------------------------------------------------


     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2001 and 2000 but accrued interest on debt of $7,280 in 2001 and $6,675 in 2000. The net loss was ($7,280) in the period in 2001 and ($6,675) in 2000. The loss per share in the quarter in 2001 and 2000 was nominal.

Results of Operations for the Six Month Period Ended December 31, 2001 compared to same period in 2000.
--------------------------------------------------------------------------------

     The Company had no operations or revenues for the six month period ended December 31, in 2001 or 2000. The Company accrued interest on debt in the six month period of $14,560 in 2001 and $13,350 in 2000. The Company had losses of ($14,560) in the six month period in 2001 and ($13,350) in 2000. The loss per share was ($.01) in the period in 2001 and 2000.

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

     (b) Liquidity and Capital Resources. At December 31, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

                                                     Premium Enterprises, Inc.


Date: April 18, 2002
                                                   /s/Ron Morrow
                                                    ------------------
                                                    Ron Morrow, President