Form 10QSB
period 2002-03-31
PREMIUM ENTERPRISES INC
filed 2002-05-03
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2002


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

Yes X  No

As of March 31 2002 2,025,140 shares of common stock were outstanding.

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

                            PREMIUM ENTERPRISES, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s








           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Premium Enterprises, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of Premium Enterprises, Inc. as of March 31, 2002 and the related statements of operations for the three month and nine month period ended March 31, 2002 and 2001, and the cash flows for the nine months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated October 8, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
April 9, 2002

                           PREMIUM ENTERPRISES, INC.
                                 Balance Sheets
                                  (Unaudited)






                                                                               March 31,                   June 30
                                                                                  2002                      2001
                                                                            -----------------         ------------------
ASSETS:
Current assets:
   Cash                                                                                  $ -                        $ -
                                                                            -----------------         ------------------
      Total current assets                                                                 -                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                             $ -                        $ -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities:
   Accounts payable - trade                                                        $ 369,000                  $ 369,000
   Accrued interest expense                                                          169,238                    147,398
                                                                            -----------------         ------------------
Total Current Liabilities                                                            538,238                    516,398
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, no par value; 2,000,000,000 shares authorized;
   2,025,140 shares issued and outstanding                                         1,666,859                  1,666,859
Retained deficit                                                                  (2,205,097)                (2,183,257)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                         (538,238)                  (516,398)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ -                        $ -
                                                                            =================         ==================

                        See accountant's review report.

                           PREMIUM ENTERPIRSES, INC.
                            Statements of Operations
                                  (Unaudited)



                                                      Three Months Ended                        Nine Months Ended
                                                           March 31,                                  March 31,
                                                   2002               2001                    2002               2001

Revenue                                                  $ -                 $ -                     $ -               $ -

Operating Expenses:
  Professional fees                                        -                   -                       -                 -
                                                   ---------            --------              ----------         ---------
Total Operating Expenses                                   -                   -                       -                 -
                                                   ---------            --------              ----------         ---------
Net Loss from Operations                                   -                   -                       -                 -
                                                   ---------            --------              ----------         ---------
Other Expenses:
  Interest expense                                    (7,280)             (6,675)                (21,840)          (20,025)
                                                   ---------            --------              ----------         ---------
Total Other Expenses                                  (7,280)             (6,675)                (21,840)          (20,025)
                                                   ---------            --------              ----------         ---------
Net (Loss)                                          $ (7,280)           $ (6,675)              $ (21,840)         $(20,025)
                                                   ---------            --------              ----------         ---------


Per Share Information:

   Weighted average number of
     common shares outstanding                     2,025,140           2,025,140               2,025,140         2,025,140
                                                   ---------            --------              ----------         ---------
Net Loss per Common Share                           *                   *                      *                   *
                                                   ==========           ========              ==========         =========

* Less than $.01

See accountant's review report

                           PREMIUM ENTERPRISES, INC.
                  Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                             Common Stock                     Retained
                                                    # of Shares          Amount               Deficit              Totals
                                                    -----------          ------               -------              ------
-

Balance - June 30, 1997                                 2,025,140         $1,666,859          $(1,997,939)         $ (331,080)

Net Loss                                                        -                  -              (21,560)            (21,560)
                                                        ---------         ----------          -----------          ----------
Balance - June 30, 1998                                 2,025,140          1,666,859           (2,019,499)           (352,640)
                                                        ---------         ----------          -----------          ----------
Net Loss for year                                               -                  -              (23,285)            (23,285)
                                                        ---------         ----------          -----------          ----------
Balance - June 30, 1999                                 2,025,140          1,666,859           (2,042,784)           (375,925)
                                                        ---------         ----------          -----------          -----------
Net Loss for year                                               -                  -              (25,148)            (25,148)
                                                        ---------         ----------          -----------          -----------
Balance - June 30, 2000                                 2,025,140          1,666,859           (2,067,932)           (401,073)
                                                        ---------         ----------          -----------          -----------
Net Loss for year                                               -                  -             (115,325)           (115,325)
                                                        ---------         ----------          -----------          -----------
Balance - June 30, 2001                                 2,025,140          1,666,859           (2,183,257)           (516,398)
                                                        ---------         ----------          -----------          -----------
Net Loss for period                                             -                  -              (21,840)            (21,840)
                                                        ---------         ----------          -----------          -----------
Balance - March 31, 2002                                2,025,140         $1,666,859          $(2,205,097)         $ (538,238)
                                                        =========         ==========          ===========

See accountant's review report.


                           PREMIUM ENTERPRISES, INC.
                            Statements of Cash Flows
                                  (Unaudited)




                                                                            Nine Months Ended
                                                                       March 31,
                                                                         2002               2001
                                                                         ----               ----

Cash Flows from Operating Activities:
Net Loss                                                                 $(21,840)          $(20,025)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase in accrued interest payable                                    21,840             20,025
                                                                           ------           --------
Net Cash Flows Used by Operating Activities                                     -                  -
                                                                           ------           --------
Cash Flows from Investing Activities:
   Capital expenditures                                                         -                  -
                                                                           ------           --------
Net Cash Flows Provided by Investing Activities                                 -                  -
                                                                           ------           --------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                                     -                  -
                                                                           ------           --------
Net Cash Flows Provided by Financing Activities                                 -                  -
                                                                           ------           --------
Net Increase (Decrease) in Cash                                                 -                  -
                                                                           ------           --------
Cash and cash equivalents - Beginning of period                                 -                  -
                                                                           ------           --------
Cash and cash equivalents - End of period                                     $ -                $ -
                                                                           ======           ========


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                $ -                $ -
                                                                           ======           ========
      Income Taxes                                                            $ -                $ -
                                                                           ======           ========

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                   (Unaudited)



Note 1 - Presentation of Interim Information:

In the opinion of the management of Premium Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months and the nine months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 30, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $421,098. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended March 31, 2001 compared to same period in 2000
- ------------------------------------------------------------------------------


     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2002 and 2001 but accrued interest on debt of $7,280 in 2002 and $6,675 in 2001 in the period. The net loss was ($7,280) in the period in 2002 and ($6,675) in 2001. The loss per share in the quarter in 2002 and 2001 was nominal.

Results of Operations for the Nine Month Period Ended March 31, 2002 compared to same period in 2001
- ------------------------------------------------------------------------------

     The Company had no operations or revenues for the nine month period ended March 31, in 2002 or 2001. The Company accrued interest on debt in the nine month period of $21,840 in 2002 and $20,025 in 2001. The Company had losses of ($21,840) in the nine month period in 2002 and ($20,025) in 2001. The loss per share was ($.01) in the period in 2002 and 2001.

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

     (b) Liquidity and Capital Resources. At March 31, 2002, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgements remain unsatisfied, and are carried as liabilities in the balance sheet.

Item 2. Changes in Securities.
- - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

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

                                                     Premium Enterprises, Inc.


Date:May 3 , 2002
                                                /s/Ron Morrow
                                                 ------------------
                                                   Ron Morrow, President