Form 10QSB
period 2002-09-30
PREMIUM ENTERPRISES INC
filed 2002-11-19
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2002


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

Yes X   No

As of September 30, 2002, 2,025,140 shares of common stock were outstanding.

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

                            PREMIUM ENTERPRISES, INC.

                              Financial Statements
               For the Three Month Period Ended September 30, 2002

                           ACCOUNTANT'S REVIEW REPORT
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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Premium Enterprises, Inc.
Denver, Colorado


We have reviewed the accompanying balance sheet of Premium Enterprises, Inc. as of September 30, 2002 and the related statements of operations for the three month period ended September 30, 2002 and 2001, and the cash flows for the three month period ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated October 3, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 19, 2002

/s/Michael Johnson & Co., LLC



                           PREMIUM ENTERPRISES, INC.
                                 Balance Sheets
                                   (Unaudited



                                                                           September 30,            June 30,
                                                                          2002                        2002
                                                                    -----------------            ----------------
ASSETS:

Current Assets:
  Cash                                                                           $ -                         $ -
                                                                    -----------------            ----------------
  Total Current Assets                                                             -                           -
                                                                    -----------------            ----------------

TOTAL ASSETS                                                                     $ -                         $ -
                                                                    =================            ================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accrued Interest Expense                                                 $ 390,512                   $ 383,187
  Accounts Payable                                                           190,073                     190,073
                                                                    -----------------            ----------------
                                                                    -----------------            ----------------
   Total Current Liabilities                                                 580,585                     573,260
                                                                    -----------------            ----------------


STOCKHOLDERS' DEFICIT:
  Common Stock, No par value; 2,000,000,000 shares
   authorized ; 2,025,140 issued and outstanding                           1,666,859                   1,666,859
  Retained deficit                                                        (2,247,444)                 (2,240,119)
                                                                    -----------------            ----------------
  Total Stockholders' Deficit                                               (580,585)                   (573,260)
                                                                    -----------------            ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ -                         $ -
                                                                    =================            ================

See accountant's review report.


                           PREMIUM ENTERPRISES, INC.
                            Statements of Operations
                                  (Unaudited)





                                                                For the Three Months Ended
                                                                      September 30,
                                                                  2002               2001
                                                                  ----               ----

Revenue:                                                                $ -                $ -
                                                                  ---------          ---------
Operating Expenses:
Professional Fees                                                         -                  -
Total Operating Fees                                                      -                  -
                                                                  ---------          ---------
Net Loss from Operations                                                  -                  -
                                                                  ---------          ---------
Other Expenses
  Interest Expense                                                   (7,325)            (6,675)
                                                                  ---------          ---------
Total Other Expenses                                                 (7,325)            (6,675)
                                                                  ---------          ---------
Net ( Loss)                                                        $ (7,325)          $ (6,675)
                                                                  =========          =========
Weighted average number of shares outstanding                     2,025,140          2,025,140


Net Loss per common share                                          $ (0.004)          $ (0.003)
                                                                  =========          =========

See accountant's review report.



                           PREMIUM ENTERPRISES, INC.
                 Statements of Changes of Stockholders' Deficit
                                  (Unaudited)




                                           Common Stock                         Retained
                                            Shares            Amount             Deficit           Balance
                                            ------            ------             -------           -------

Balance -June 30, 1997                       2,025,140         $1,666,859        $(1,997,939)       $ (331,080)

Net loss for year                                    -                  -            (21,560)          (21,560)
                                             ---------         ----------        -----------        -----------
Balance - June 30, 1998                      2,025,140          1,666,859         (2,019,499)         (352,640)
                                             ---------         ----------        -----------        -----------
Net loss for year                                    -                  -            (23,285)          (23,285)
                                             ---------         ----------        -----------        -----------
Balance - June 30, 1999                      2,025,140          1,666,859         (2,042,784)         (375,925)
                                             ---------         ----------        -----------        -----------
Net loss for year                                    -                  -            (25,148)          (25,148)
                                             ---------         ----------        -----------        -----------
Balance - June 30, 2000                      2,025,140          1,666,859         (2,067,932)         (401,073)
                                             ---------         ----------        -----------        -----------
Net loss for year                                    -                  -           (128,700)         (128,700)
                                             ---------         ----------        -----------        -----------
Balance - June 30, 2001                      2,025,140          1,666,859         (2,196,632)         (529,773)
                                             ---------         ----------        -----------        -----------
Net loss for year                                    -                  -            (43,487)          (43,487)
                                             ---------         ----------        -----------        -----------
Balance - June 30, 2002                      2,025,140          1,666,859         (2,240,119)         (573,260)
                                             ---------         ----------        -----------        -----------
Net loss for period                                  -                  -             (7,325)           (7,325)
                                             ---------         ----------        -----------        -----------
Balance - September 30, 2002                 2,025,140         $1,666,859        $(2,247,444)       $ (580,585)
                                             =========         ==========        ===========        ===========

See accountant's review report.



                           PREMIUM ENTERPRISES, INC.
                           Statements of Cash Flows]
                                  (Unaudited)


                                                                            For the Three Months Ended
                                                                                   September 30,
                                                                              2002               2001
                                                                              ----               ----

Cash Flows from Operating Activities:
  Net (Loss)                                                                   $ (7,325)          $ (6,675)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Change in assets and liabilities
    Increase in accounts payable                                                      -                  -
    Increase in accrued expenses                                                  7,325              6,675
                                                                               --------           --------
Net Cash Flows Used In Operating Activities                                           -                  -
                                                                               --------           --------
Cash at beginning of period                                                           -                  -
                                                                               --------           --------
Cash at end of period                                                               $ -                $ -
                                                                               ========           ========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                          $ -                $ -
                                                                               ========           ========
  Cash paid during the period for income taxes                                      $ -                $ -
                                                                               ========           ========

See accountant's review report.

                            PREMIUM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Premium Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended June 30, 2002.

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

Results of Operations for the Quarter Ended September 30, 2002
- - ----------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no in general and administrative expenses in the period in 2002 or 2001. The Company incurred $7,325 in interest accrual on debt in the period in 2002 compared to $6,675 in 2001. The Company had a loss of ($7,325) for the period in 2002 as compared to a loss ($6,675) in the period in 2001. The net loss was ($7,325) in the period in 2002 and ($6,675) in 2001. The loss per share in the quarter in 2002 and 2001 was nominal.

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

     (b) Liquidity and Capital Resources. At September 30, 2002 the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

         8K filed on October 28, 2002

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Premium Enterprises, Inc.


Date: November 19, 2002
                                                /s/ Wesley F. Whiting
                                                 ------------------
                                                    Wesley F. Whiting, President