Form 10QSB/A
period 2000-09-30
PREMIUM ENTERPRISES INC
filed 2002-12-13
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB/A


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



Stockholders' Equity
     Common Stock. No par value; 20,000,000 shares
     authorized; 2,251,140 issued and outstanding at June 30, 2000
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

Results of Operations for the Quarter Ended September 30, 2000
- - ----------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no in general and administrative expenses in the period in 2000 or 1999. The Company incurred $6,675 in interest accrual on debt in the period in 2000 compared to $6,287 in 1999. The Company had a loss of ($6,675) for the period in 2000 as compared to a loss ($6,287) in the period in 1999. The net loss was ($6,675) in the period in 2000 and ($6,287) in 1999. The loss per share in the quarter in 2000 and 1999 was nominal.

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

                                                     Premium Enterprises, Inc.



Date: December 12, 2002
                                                /s/ Wesley F. Whiting
                                                 ------------------
                                                    Wesley F. Whiting, President