Form 10KSB
period 2000-12-31
PREMIUM ENTERPRISES INC
filed 2002-12-13
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB/A2
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended June 30, 2000
                        Commission file number 33-17449-D

                           Premium Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

   Colorado                                        84-10669559
- ------------------------                          --------------------
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

General
- -------

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

Investigation and Selection of Business Opportunities
- -----------------------------------------------------

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

Form of Acquisition
- -------------------

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

Investment Company Act and Other Regulation
- -------------------------------------------

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

Competition
- -----------

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

No Rights of Dissenting Shareholders
- ------------------------------------

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

No Target Candidates for Acquisition
- ------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices
- ----------------------
     The Company currently maintains a mailing address at 7609 Ralston Road, Arvada, CO 80002. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees
- ---------

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

Risk Factors
- ------------

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

Item 2.           Property
- ------------------------------

     The Company does not have any formal offices at year end. Records are maintained and mail received at 7609 Ralston Road, Arvada, CO 80002. The company owns no real property.

Item 3.           Legal Proceedings
- -----------------------------------

     The Company is a party to no currently pending legal proceedings, nor is its property subject to such proceedings, at June 30, 2000. The company is subject to several outstanding judgements totalling in excess of $200,000 and the company will need to settle these matters at some point.

Item 4.           Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------------

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
- ------------------------------------------------------------------------------

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
- ------------------------------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in year ended June 30, 2000. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the fiscal year ended June 30, 2000, compared to fiscal year ended June 30, 1999
- ------------------------------------------------------------------------------

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

Item 7.           Financial Statements and Supplementary Data
- -------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
- ------------------------------------------------------------------------------

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

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
- ------------------------------------------------------------------------------


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


Item 10.          Executive Compensation
- ---------------------------------------------

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                              Annual Compensation                          Awards
Name & Principal                 Year      Salary      Bonus        Other         Restricted       Securities
Position                                   ($)         ($)          Annual        Stock            Underlying
                                                                    Comp-         Award(s)         Options/SARS
                                                                    ensation      ($)              (#)
                                                                    ($)
- -------------------------------------------------------------------------------------------------------------------
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



                                              Directors' Compensation

Name                             Annual        Meeting        Consulting           Number          Number of
                                 Retainer      Fees ($)       Fees/Other           of Shares       Securities
                                 Fee($)                       Fees ($)             (#)             Underlying
                                                                                                   Options SARS
                                                                                                   (#)
- -----------------------------------------------------------------------------------------------------------------
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

                  Directors' Compensation for Last Fiscal Year
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
- ------------------------------------------------------------------------------
A. Director          0             0        0            0              0
  Ronald D. Morrow


Item 11.          Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------------

        The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SHAREHOLDER/                                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                               PERCENTAGE
- --------------------------------------------------------------------------------------------
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


Item 12.       Certain Relationships and Related Transactions
- ---------------------------------------------------------------

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



                                    PART IV


Item 13.       Exhibits and Reports on Form 8-K
- ------------------------------------------------

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


DATED:  December 12, 2002




                                             PREMIUM ENTERPRISES, INC.
                                                -----------------


                                              /s/Wesley F. Whiting
                                              ------------------------
                                              Wesley F. Whiting
                                              President





                                              Directors:


                                              /s/Wesley F. Whiting
                                              ------------------------
                                              Wesley F. Whiting

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
  Common Stock, No par value; 20,000,000 shares
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