Form 10QSB/A
period 2000-12-31
PREMIUM ENTERPRISES INC
filed 2002-12-13
CIK 822998

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



Stockholders' Equity
     Common Stock. No par value; 20,000,000 shares
     authorized; 2,025,140 issued and outstanding at June 30, 2000
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

Results of Operations for the Quarter Ended December 31, 2000 compared to 1999
- - ----------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2000 or 1999. The Company had no loss on operations for the period in 2000 or 1999. The net loss was ($6,675) from interest accrual in the period in 2000 and ($6,287) in 1999. The loss per share in the quarter in 2000 and 1999 was nominal.

Results of Operations for the Six Month Period Ended December 31, 2000 compared to 1999
- ------------------------------------------------------------------------------
     The company had no general and administrative expenses in the six month period, but accrued $13,350 in interest in the six month period in 2000 and $12,574 in 1999. The net loss was ($13,350) in the six month period in 1999 and ($12,574) in 1999. The loss per share was nominal in the period in 2000 and 1999.

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

                                                     Premium Enterprises, Inc.



Date: December 12, 2002
                                                /s/Wesley F. Whiting
                                                 ------------------
                                                    Wesley F. Whiting, President