Form 10QSB/A
period 2001-09-30
PREMIUM ENTERPRISES INC
filed 2002-12-13
CIK 822998

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

Results of Operations for the Quarter Ended September 30, 2001
- - ----------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no in general and administrative expenses in the period in 2001 or 2000. The Company incurred $6,675 in interest accrual on debt in the period in 2001 compared to $6,675 in 2000. The Company had a loss of ($6,675) for the period in 2001 as compared to a loss ($6,675) in the period in 2000. The net loss was ($6,675) in the period in 2001 and ($6,675) in 2000. The loss per share in the quarter in 2001 and 2000 was nominal.

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