Form 10QSB/A
period 2001-12-31
PREMIUM ENTERPRISES INC
filed 2002-12-13
CIK 822998

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

Results of Operations for the Quarter Ended December 31, 2001 compared to same period in 2000
- ------------------------------------------------------------------------------


     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2001 and 2000 but accrued interest on debt of $7,280 in 2001 and $6,675 in 2000. The net loss was ($7,280) in the period in 2001 and ($6,675) in 2000. The loss per share in the quarter in 2001 and 2000 was nominal.

Results of Operations for the Six Month Period Ended December 31, 2001 compared to same period in 2000.
- ------------------------------------------------------------------------------

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