Form 10QSB/A
period 2002-03-31
PREMIUM ENTERPRISES INC
filed 2002-12-13
CIK 822998

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


Stockholders' Equity:
Common Stock, no par value; 20,000,000 shares authorized;
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
Net Loss per Common Share                           *                   *                      *                   *
                                                   ==========           ========              ==========         =========

* Less than $.01

See accountant's review report

                           PREMIUM ENTERPRISES, INC.
                  Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)


                                                             Common Stock                     Retained
                                                    # of Shares          Amount               Deficit              Totals
                                                    -----------          ------               -------              ------
- -

Balance - June 30, 1997                                 2,025,140         $1,666,859          $(1,997,939)         $ (331,080)

Net Loss                                                        -                  -              (21,560)            (21,560)
                                                        ---------         ----------          -----------          ----------
Balance - June 30, 1998                                 2,025,140          1,666,859           (2,019,499)           (352,640)
                                                        ---------         ----------          -----------          ----------
Net Loss for year                                               -                  -              (23,285)            (23,285)
                                                        ---------         ----------          -----------          ----------
Balance - June 30, 1999                                 2,025,140          1,666,859           (2,042,784)           (375,925)
                                                        ---------         ----------          -----------          -----------
Net Loss for year                                               -                  -              (25,148)            (25,148)
                                                        ---------         ----------          -----------          -----------
Balance - June 30, 2000                                 2,025,140          1,666,859           (2,067,932)           (401,073)
                                                        ---------         ----------          -----------          -----------
Net Loss for year                                               -                  -             (115,325)           (115,325)
                                                        ---------         ----------          -----------          -----------
Balance - June 30, 2001                                 2,025,140          1,666,859           (2,183,257)           (516,398)
                                                        ---------         ----------          -----------          -----------
Net Loss for period                                             -                  -              (21,840)            (21,840)
                                                        ---------         ----------          -----------          -----------
Balance - March 31, 2002                                2,025,140         $1,666,859          $(2,205,097)         $ (538,238)
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

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $421,098. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended March 31, 2001 compared to same period in 2000
- - ----------------------------------------------------------------------------


     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2002 and 2001 but accrued interest on debt of $7,280 in 2002 and $6,675 in 2001 in the period. The net loss was ($7,280) in the period in 2002 and ($6,675) in 2001. The loss per share in the quarter in 2002 and 2001 was nominal.

Results of Operations for the Nine Month Period Ended March 31, 2002 compared to same period in 2001
- - ----------------------------------------------------------------------------

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgements remain unsatisfied, and are carried as liabilities in the balance sheet.

Item 2. Changes in Securities.
- - - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - - -----------------------------------------

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