Form 10KSB
period 2002-06-30
PREMIUM ENTERPRISES INC
filed 2003-01-13
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended June 30, 2002
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

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002: $0

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 2002: 2,025,140

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

21. Limited Public Market Exists. There is a limited public market for the Company's common stock, in the "Pink Sheets" and no assurance can be given that any other market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
- ------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 2002                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *

                                 2001                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

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

     As of June 30, 2002, there were 271 record holders of the Company's common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
- ------------------------------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in the year ended June 30, 2002. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the fiscal year ended June 30, 2002, compared to fiscal year ended June 30, 2001
- ------------------------------------------------------------------------------

     The Company incurred expenses totalling $14,187 plus interest accrual of approximately $14,000 in 2002 compared to $102,000 plus interest accrual of $13,325 in 2001 resulting from interest accrual. The Company had no operations or revenues in fiscal year ended June 30, 2002 or 2001. The net loss for fiscal year ended June 30, 2002 was ($28,578) and for 2001 was ($115,325). The net loss per share was ($.01) in 2002 and less than ($.06) in 2001. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed. Since inception in 1987 the company has accumulated deficits totalling ($2,221,835) to June 30, 2002.

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

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
- ------------------------------------------------------------------------------


         The director and executive officers currently serving the Company are as follows:

NAME                             POSITION HELD                TENURE

Ronald D. Morrow                 President and Director       Annual since 1998
(Mr. Morrow resigned October 10, 2002 as President and Director)

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

BIOGRAPHICAL INFORMATION

     Ronald D. Morrow. Mr. Morrow served as director since the inception of the Company in September 1987 until October 2002. Commencing in approximately February 1991, he devoted substantially full time to the business and affairs of the Company until 1995 when he resigned as an officer. He became President again in 1998 serving until October 2002 on an as needed basis for the inactive company.. From April 1986 to June 1991, Mr. Morrow was an account executive and office manager for Rocky Mountain Securities and Investments, Longmont, Colorado a licensed securitites broker-dealer. From June 1984 to April 1986, Mr. Morrow was a registered representative with National Securties Network, Boulder, Colorado. From August 1981 to April 1986, he served in the same capacity with Richey Frankel & Company, Denver, Colorado. Mr. Morrow graduated in 1975 from Metropolitan State College, Denver, Colorado, where he majored in mathematics and accounting. Upon graduation and until August 1981, Mr. Morrow owns and operates a construction company in his own name.

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


Item 10.          Executive Compensation
- ---------------------------------------------

     The Company accrued $50,000 compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2000 fiscal year ended June 30, 2002. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year ended June 30, 2002 to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                              Annual Compensation                          Awards
Name & Principal                 Year      Salary      Bonus        Other         Restricted       Securities
Position                                   ($)         ($)          Annual        Stock            Underlying
                                                                    Comp-         Award(s)         Options/SARS
                                                                    ensation      ($)              (#)
                                                                    ($)
- -------------------------------------------------------------------------------------------------------------------
Ronald D. Morrow,
President                        2000      0           0            0             0                0
                                 2001      50,000*     0            0             0                0
                                 2002      0           0            0             0                0


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
  Ronald D. Morrow


Item 11.          Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------------

     The following table sets forth, as of the date of this Annual Report , the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.


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


Item 12.       Certain Relationships and Related Transactions
- ---------------------------------------------------------------

     No related party transactions have occurred in the fiscal years ended June 30, 2002 or 2001, except for accural of Ron Morrows compensation in 2001.

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

DATED:  December 30, 2002



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




                                              Directors:

                                              /s/Wesley F. Whiting
                                              ------------------------
                                              Wesley F. Whiting

                            PREMIUM ENTERPRISES, INC.

                              Financial Statements
                       Years Ended June 30, 2001 and 2000

                           PREMIUM ENTERPRISES, INC.

                              Financial Statements
                       Years Ended June 30, 2002 and 2001

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
Colorado Society of C.P.A.'s



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Premium Enterprises, Inc.
Wheatridge, Colorado

We have audited the accompanying balance sheets of Premium Enterprises, Inc. as of June 30, 2002 and 2001, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premium Enterprises, Inc. at June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company has no assets and sustained losses of $2,211,835 through June 30, 2002 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
October 3, 2002

/s/ Michael Johnson & Co., LLC

                           Premium Enterprises, Inc.
                                 Balance Sheets
                             June 30, 2002 and 2001



                                                                          2002                        2001
                                                                    -----------------            ----------------
ASSETS:

Current Assets:
  Cash                                                                           $ -                         $ -
                                                                    -----------------            ----------------
  Total Current Assets                                                             -                           -
                                                                    -----------------            ----------------

TOTAL ASSETS                                                                     $ -                         $ -
                                                                    =================            ================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts Payable                                                         $ 383,187                   $ 369,000
  Accrued Interest Payable                                                   161,789                     147,398
                                                                    -----------------            ----------------
 Total Current Liabilities                                                   544,976                     516,398
                                                                    -----------------            ----------------


STOCKHOLDERS' DEFICIT:
  Common Stock, No par value; 20,000,000 shares
   authorized; 2,025,140 issued and outstanding                            1,666,859                   1,666,859
  Retained deficit                                                        (2,211,835)                 (2,183,257)
                                                                    -----------------            ----------------
  Total Stockholders' Deficit                                               (544,976)                   (516,398)
                                                                    -----------------            ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ -                         $ -
                                                                    =================            ================

The accompanying notes are an integral part of these financial statements.


                           Premium Enterprises, Inc.
                            Statements of Operations
                   For the Years Ended June 30, 2002 and 2001



                                                                  2002               2001
                                                             ---------------     --------------

Revenue                                                                 $ -                $ -
                                                             ---------------     --------------

Expenses:
Professional Fees                                                    14,187            102,000
                                                             ---------------     --------------

Net ( Loss) from Operations                                         (14,187)          (102,000)
                                                             ---------------     --------------

Other Income (Expenses)
  Interest                                                          (14,391)           (13,325)
                                                             ---------------     --------------
Total Other Expenses                                                (14,391)           (13,325)
                                                             ---------------     --------------

Net Loss                                                          $ (28,578)        $ (115,325)
                                                             ===============     ==============

Weighted average number of shares outstanding                     2,025,140          2,025,140


Nel Loss per common share                                           $ (0.01)           $ (0.06)
                                                             ===============     ==============

The accompanying notes are an integral part of these financial statements.


                           Premium Enterprises, Inc.
                 Statements of Changes in stockholders' Deficit



                                           Common Stock                         Retained
                                            Shares            Amount             Deficit           Balance
                                            ------            ------             -------           -------

Balance -June 30, 1997                       2,025,140         $1,666,859        $(1,997,939)       $ (331,080)

Net loss for year                                    -                  -            (21,560)          (21,560)
                                             ---------         ----------        -----------        ----------
Balance - June 30, 1998                      2,025,140          1,666,859         (2,019,499)         (352,640)
                                             ---------         ----------        -----------        ----------
Net loss for year                                    -                  -            (23,285)          (23,285)
                                             ---------         ----------        -----------        ----------
Balance - June 30, 1999                      2,025,140          1,666,859         (2,042,784)         (375,925)
                                             ---------         ----------        -----------        ----------
Net loss for year                                    -                  -            (25,148)          (25,148)
                                             ---------         ----------        -----------        ----------
Balance - June 30, 2000                      2,025,140          1,666,859         (2,067,932)         (401,073)
                                             ---------         ----------        -----------        ----------
Net loss for year                                    -                  -           (115,325)         (115,325)
                                             ---------         ----------        -----------        ----------
Balance - June 30, 2001                      2,025,140          1,666,859         (2,183,257)         (516,398)
                                             ---------         ----------        -----------        ----------
Net loss for year                                    -                  -            (28,578)          (28,578)
                                             ---------         ----------        -----------        ----------
Balance - June 30, 2002                      2,025,140         $1,666,859        $(2,211,835)       $ (544,976)
                                             =========         ==========        ===========        ===========


The accompanying notes are an integral part of these financial statements.



                           Premium Enterprises, Inc.
                            Sttements of Cash Flows
                  For the years Ended June 30, 2002, and 2001




                                                                              2002               2001
                                                                         ---------------     --------------

Cash Flows from Operating Activities:
  Net (Loss)                                                                  $ (28,578)        $ (115,325)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Change in assets and liabilities
    Increase in accounts payable                                                 14,187            102,000
    Increase in accrued expenses                                                 14,391             13,325
                                                                         ---------------     --------------
Net Cash Flows Used In Operating Activities                                           -                  -
                                                                         ---------------     --------------

Cash at beginning of period                                                           -                  -
                                                                         ---------------     --------------

Cash at end of period                                                               $ -                $ -
                                                                         ===============     ==============



Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                          $ -                $ -
                                                                         ===============     ==============
                                                                         ===============     ==============
  Cash paid during the period for income taxes                                      $ -                $ -
                                                                         ===============     ==============

The accompanying notes are an integral part of these financial statements.

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2002

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

         Basis of Accounting:

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

         Cash and Cash Equivalents:

         For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Estimates:

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Loss per common share

         Loss per common share is computed based upon the weighted average number of shares outstanding during the periods. Shares issuable under stock warrants and those underlying the convertible notes payable as well as shares cancelable under the subordination agreement have been excluded, since they would be antidilutive.

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2002

Note 2 - Common Stock:

         On July 18, 1988, the Company successfully completed its public stock offering with the sales of 381,222 units at $1 per unit. Each unit consisted of one share of the Company's no par value common stock and one redeemable warrant to purchase one share of common stock at $2. All of these warrants expired on July 14, 1994, without being exercised.

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

         In 1991, the Company issued 200,000 share of its no par common stock in conjunction with the sale of its holdings of 150,000 shares of Preferred J stock of Citation Equity Corporation. The Company received cash consideration of $152,000 in this transaction, but did not transfer record of ownership of the preferred stock. The Company made 8% dividend payments as required on this preferred stock through March 31, 1993. The Company then issued 100,000 shares of its common stock valued at $1.25 per share in exchange for the 150,000 shares of Citation Equity Corporation Preferred J stock, resulting in a $125,000 investment expense.

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

                            PREMIUM ENTERPRISES, INC.
                          Notes to Financial Statements
                                  June 30, 2002

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

         Deferred tax assets:
         Net operating loss carryforwards                   $2,211,835
         Valuation allowance                                (2,211,835)
                                                             -----------
         Net deferred tax assets                            $        -
                                                            ============

         At June 30, 2002, the Company had net operating loss carryforwards of approximately $2,211,835 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will expire in 2002.

Note 4 - Going Concern:

         The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has no assets and a retained deficit of $2,211,835 as of June 30, 2002, and will not be able to sustain operations without generating working capital from other sources, including equity and debt financing. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 5 - Commitments and Contingencies:

         Contingent Liabilities

         In connection with the Company's discontinued tire shredding operations, judgements entered against the Company, as are follows:

1) $78,888 - ($47,399 plus accrued interest of $31,489) compounded annually from March 28, 1997 for leased equipment in March 1997.

2) $115,393 - ($75,514 plus accrued interest of $39,879 for clean-up, occupancy and real estate taxes were entered against the Company in February 1997).

         Other accounts payable-trade, including legal, management, and accounting fees, approximate $138,869 from discontinued tire-shredding operations.