Form 10KSB/A
period 2002-01-14
PREMIUM ENTERPRISES INC
filed 2003-01-14
CIK 822998

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

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 2002: 2,025,140

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         4
     Item 2.   Description of Property                                        23
     Item 3.   Legal Proceedings                                              23
     Item 4.   Submission of Matters to a Vote of Security Holders            23


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       23
     Item 6.   Management's Discussion and Analysis or Plan of Operation      24
     Item 7.   Financial Statements                                           25
     Item 8. Changes in and Disagreements With Accountants on Accounting 25 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              26
     Item 10.  Executive Compensation                                         28
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 30
     Item 12.  Certain Relationships and Related Transactions                 31
     Item 13.  Exhibits and Reports on Form 8-K                               31


SIGNATURES                                                                    33

"Supplemental  Information  to be  Furnished  With  Reports  Filed  Pursuant
to Section 15(d) of the Exchange Act by Non-Reporting Issuers"                34

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


     As of June 30, 2002, there were 280 record holders of the Company's common Stock.


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


Evaluation of Internal and Disclosure Controls
----------------------------------------------


     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



99.14             Sarbanes Oxley Certification

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  January 14, 2002



                                             PREMIUM ENTERPRISES, INC.
                                                -----------------

                                              /s/Wesley F. Whiting
                                              ------------------------
                                              Wesley F. Whiting
                                              President




                                              Directors:

                                              /s/Wesley F. Whiting
                                              ------------------------
                                              Wesley F. Whiting

"Supplemental  Information  to be  Furnished  With  Reports  Filed  Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers"


        No Annual Report or Proxy Material has been sent to security holders during the past fiscal year, or subsequent thereto to date hereof.

                                 C O N T E N T S


   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   F-1

   Consolidated Balance Sheet                                           F-2

   Consolidated Statement of Operations
                                                                        F-3

   Consolidated Statement of Stockholders' Equity
                                                       .                F-4

   Consolidated Statement of Cash Flows
                                                             .          F-5

   Notes to the Consolidated Financial Statements . .. . .              F-6-F-8

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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
                                             =========         ==========        ===========        ===========


The accompanying notes are an integral part of these financial statements.
                                      F-4



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