Form 10-KT
period 2002-12-31
PREMIUM ENTERPRISES INC
filed 2003-04-16
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KT
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



       For the transitional period from July 1, 2002 to December 31, 2002
                        Commission file number 000-49797

                           Premium Enterprises, Inc.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

   Colorado                                        84-10669559
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

                    1510 Poole Boulevard, Yuba City, CA 95993
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 530-751-9615

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

                             Yes [_]       No [X]


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002: $20,250.

Number of outstanding shares of the registrant's common stock, as of December 31, 2002: 17,565,151.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         4
     Item 2.   Description of Property                                        10
     Item 3.   Legal Proceedings                                              10
     Item 4.   Submission of Matters to a Vote of Security Holders            10


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       11
     Item 6.   Management's Discussion and Analysis or Plan of Operation      11
     Item 7.   Financial Statements                                           13
     Item 8. Changes in and Disagreements With Accountants on Accounting 13 and Financial Disclosure


PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; 13 Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation                                         15
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 17
     Item 12.  Certain Relationships and Related Transactions                 19
     Item 13.  Exhibits and Reports on Form 8-K                               20
     Item 14   Procedures and Controls                                        20

SIGNATURES

"Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers"

                                     PART I


Item 1.  Description of Business.
         ------------------------
Premium Enterprises was incorporated under the laws of the State of Colorado on September 16, 1987. To date the Company's activities have been to own and operate fast service automative lubrication centers. For a period of time in 1988-94 the Company operated three fast lube locations, at various times in Arizona and Colorado as "Grease Monkey" franchises. The locations were unprofit-able, two were sold, and the last franchise closed in 1994.

Premium Enterprises then attempted to enter the automobile and truck tire recycling business in 1994. It formed a limited partnership of which it owned 62.5% and commenced limited tire recycling operations. The equipment proved to be inadequate and the Company ran out of capital to continue operations and ceased all operations in 1996. The Company has been dormant since 1996. The Company wrote off all of its investment in equipment and licenses for tire recycling in 1996. The Company has no full-time employees and owns no real estate.

On  December  20,  2002  the  Company  entered  into a  Plan  and  Agreement  of
Reorganization with eTotal Source, Inc., and its shareholders whereby the Company is acquiring 91% of the issued and outstanding common stock of eTotalSource, Inc. (eTS) in exchange for 17,000,000 shares of common stock of the company.

When completed, eTotalSource, Inc., a California corporation, will be a subsidiary of the company.


General
-------

The Company and its business
eTotalSource, Inc. (eTS) is a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Some of the current client list include: U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State University, Logistics Management Institute, First American Title Company and other corporate entities. The company's clients work with eTS to develop, produce, market, and distribute multimedia development software. eTS is also marketing educational training programs it has produced utilizing its proprietary software. Additionally, Grant McClellan Technical Institute

Foundation GMTI, a high tech marketing organization, has entered into a joint venture with eTS to provide a 100 person call center to facilitate the sales of all eTS products. eTS and GMTI are building a sales and marketing team which is participating with content creators to market and distribute custom products.

eTotal Source, Inc. was founded in February 2000 with the express goal of designing a better interface for information and education multimedia delivery. Approximately one year after inception, the beta Presenta Pro(TM) platform was completed. Presenta Pro(TM) features back-end development of multi-panel time synchronized presentations and course work, as well as testing, feedback and performance monitoring. Clients are utilizing Presenta Pro(TM) as a platform for distance learning and computer-based training. Presenta Pro(TM) is delivered via the Internet, intranet, or CD/DVD Rom.

The Software and IP
The Company has developed a software application, Presenta Pro(TM) that simplifies the production and delivery of multimedia presentations and content while at the same time improving the quality and effectiveness of the presentations. Presenta Pro is designed with cost saving features and it offers post-production opportunities.

Presenta Pro features include:

o        Multi-panel time synchronized presentation
o        Quick content and program development
o        Rich video and content experience
o        Still images
o        Graphics
o        Flash
o        Links to Website
o        Live Cams
o        Test and quizzes to tract performance
o        Users progress can be tracked
o        Diagrams
o        Simple server requirements
o        Reduces training and learning curve time
o        Easy to implement and use

eTS BUSINESS MODEL

STRATEGY: The Company employs a dual strategy to meet market demands and opportunities that includes both software licensing and publishing.

           SOFTWARE LICENSING: eTS is licensing Presenta Pro(TM) software via distribution partners and an internal sales and marketing team. The marketing team will be directing its sales effort in targeting the education, corporate and government markets. The cost of the product ranges from $5,500 to $15,000, and the Company is aggressively positioning the software package for a volume intensive market. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The Aggressive pricing policy appeals to governments, schools and corporate clients.

PUBLISHING:   The  Company   publishes   and  produces   original   content  and
postproduction services, and participates in the sales and distribution of the final published product.

eTS shares in the revenue derived from the program sales. The Company carefully chooses its content, identifying unique subjects and "niches" offering more probable sales. These topics/markets are generally underserved and in need of the program packages that are produced by eTS. Examples of finished products currently being marketed include:
o        Anger Management Facilitator Training and Certification
o        Domestic Violence Facilitator Training and Certification
o        School Maintenance, Cleaning Training and Certification
o        Emergency Disaster Preparedness - Terrorist Awareness
o        Mandated School Internet Acceptable Use Policy (AUP)

The production, postproduction and publishing also create an avenue for added revenues and potential profits. For example, the U.S. Department of Defense will provide for their employees over 100,000 finished packages of one topic area, produced and distributed by eTS. The resulting gross profit margin for the Company is over 84%.

MARKETING/DISTRIBUTION CHANNELS
The Company has formed a Joint Venture with the Grant McClellan Technical Institute Foundation (GMTI) in Sacramento, California. The joint venture is developing a 100-seat Call/Marketing Center, that will be completely staffed and fully operational by December 31, 2002. This high-tech marketing will handle the sales and service of eTS products, exclusively. The Company and GMTI are building a sales and marketing team that participates with content creators to market and distribute software and programming content. eTS targets high level contacts, large organizations, school districts and government agencies. On the software side, the Company is building a sales team to work with the JV in the direct marketing of the software. School districts, government entities and corporations will be targeted.


Intellectual Property Differentiation

eTS currently has on file, four patents pending. The company's technological differentiation is based on high quality and low cost software. Presenta Pro(TM) is easier to use and considerably more flexible than the company's closest competitor. Management believes that competitors have chosen, via their pricing policies, to alienate most of the business community. Presenta Pro(TM) is priced to be affordable and cost/training effective. Presenta Pro's ease of implementa-tion and quality it a viable choice for authoring software and distance learning tools.

TECHNOLOGY:
The Presenta Pro, Production and Delivery System is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, CD or DVD. The Presenta Pro system has been created using the Delphi development system. The server portion of Presenta Pro is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language (XML). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via TCP/IP. The end-user client can be run on any Windows based PC and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand-alone web site. The Company's technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.


Administrative Offices
----------------------

     The Company currently maintains 1,885 square feet at its administrative offices at 1510 Poole Boulevard, Yuba City, CA 95993. The Company owns the building at this address and, therefore, pays no rent.

Employees
---------

     The Company is currently has 9 employees.

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

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital.
If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital and income.

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

4. Limited of Operating History. The Company of which eTotalsource has become a subsidiary has not had a profitable operating history, and after its business failure in 1995-1996 was inactive until a business combination was made with eTotalsource which was formed in 2000 and has had a short operating history. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased.

6. Lack of Diversification. Because of the limited financial resources that the Company has, the Company may not be able to diversify or expand its operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within its business or industry and therefore increase the risks associated with the Company's operations.

7. Dependence upon Management. The Company currently has individuals who are serving as its officers and directors on a full time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan. Loss of any one of them could be a severe detriment to the Company.

8. Indemnification of Officers and Directors. The Colorado Business Corporation Act provides for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

9. Director's Liability Limited. The Colorado Business Corporation Act excludes personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

10. Competition. The business of the Company is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company.

11. No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

12. Limited Public Market Exists. There is a limited public market for the Company's common stock, in the "Pink Sheets" and no assurance can be given that any other market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


Item 2.           Property
--------------------------

     The Company owns the building at 1510 Poole Boulevard, Yuba City, CA 95993 where it maintains its executive offices.


Item 3.           Legal Proceedings
-----------------------------------

     The Company is a party to several currently pending legal proceedings, arising in the ordinary course of business, at December 31, 2002. The Company has defended the action and has reached a settlement for $50,000. If not paid by April 20, 2003, the payment due will be $83,000. The Company intends to pay the $50,000 and issue the 30,000 shares by the due date; however, due to the nature of the matter, $83,00 has been accrued as a judgment payable as of December 31, 2002.

     Thomas E. Nelson v. eTotalSource, Inc. d/b/a ETS Marketing, California Labor Commissioner matter, Docket 15-13980 MS, for unpaid wages. On March 6, 2003, a decision was rendered in favor of the Plaintiff for $24,206. The obligation has been accrued as of December 31, 2002

     James Barrickman, Trustee for the Jessie M. Barrickman Trust v. eTotalSource, Inc., Sutter County Superior Court Docket CVCS 02-1825, filed October 1, 2002, involves a claim of $100,000 owed on an outstanding convertible note payable. The obligation is recorded as a current liability in the accompanying balance sheet; settlement communications are being held with the debtor. No trial date has been set.


     The Company is subject to several outstanding judgments totalling in excess of $200,000 and the Company will need to settle these matters at some point.


Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.         Market for Registrant's Common Equity and Related  Stockholder
                Matters
------------------------------------------------------------------------------

     As of the date of this report, there has been limited trading or quotation of the Company's common stock. It is quoted in the Pink Sheets under the symbol "PMEN." The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                         2002                   High          Low
                   First quarter                 *             *
                   Second quarter                *             *
                   Third quarter                 .01           .01
                   Fourth quarter                .01           .01


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


     As of December 31, 2002, there were 280 record holders of the Company's common Stock.


     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
------------------------------------------------------------------------------

Changes in Financial Condition
------------------------------

     This Form 10KT is being filed due to a transitional period which resulted from the acquisition of a subsidiary, eTotalSource, Inc., a California corporation. The Company prior to the eTotalSource acquisition had no revenues or operations.

On December 30, 2002, PMN acquired 91% of the preferred and common stock of eTotalSource, Inc. ("eTS" - incorporated in California on February 7, 2000), pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of PMN common stock to eTS shareholders. Immediately after the transaction, the eTS shareholders owned approximately 88.5% of the Company's common stock. Coincident with the transaction, the Company changed its fiscal year from June 30 to December 31.

The reorganization is recorded as a recapitalization effected by a reverse merger wherein PMN is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, since the transaction occurred December 31, 2002, the results of operations for the periods presented represent solely those of the accounting acquirer - eTS. Since PMN was a non-operating shell with limited business activity, goodwill was not recorded.


Results of Operations for the fiscal year ended December 31, 2002, compared to fiscal year ended December 31, 2001
------------------------------------------------------------------------------

     The Company had revenues from operations of $213,823 and $332,526 in the years ended December 31, 2002 and 2001 respectively. The Company incurred expenses incident to operations in the amount of $1,167,468 in 2002 and $1,289,895.

     The Company had a net loss on operations of $1,214,305 in 2002 compared to a loss of $1,114,246 in 2001. The loss per share was approximately ($.07) in each year.


Liquidity & Capital Resources
-----------------------------

     The Company had $50,326 in cash at year end and no other capital resources. the Company will be dependent on its shareholders for loans for expenses, and has no capital availability except through private placement of stock, none of which has been arranged.

                             Financial Commitments

The Company has notes with non-current maturities in the amount of $419,545.

The Company expects to convert approximately $400,000 of these non-current items to equity in the second quarter of 2003.


Future maturities of loans and notes payable are as follows:

                                Year ending December 31,
                                2003                               $ 1,633,244
                                2004                                    13,212
                                2005                                    14,451
                                2006                                    15,807
                                2007                                    17,290
                                2008 - 2012                            114,043
                                2013 - 2017                            178,556
                                2018 - 2019                             66,186
                                                                        ------

                                Total                              $ 2,052,789
                                                                   ===========

Item 7.           Financial Statements and Supplementary Data
-------------------------------------------------------------

                  Please refer to pages F-1 through F-21.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
------------------------------------------------------------------------------

     Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 1998 as auditors for the Company for fiscal year 1998 through fiscal year June 30, 2002.

        In April 2003, Michael Johnson & Co., LLC. resigned, and Gordon Hughes & Banks were appointed auditor.

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



                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
------------------------------------------------------------------------------


         The director and executive officers currently serving the Company are as follows:

NAME                      POSITION HELD                       TENURE
----                      -------------                       ------

Terry Eilers              President/CEO (Director)            Annual since 2003
Michael Sullinger         COO, Secretary                      Annual since 2003
Wesley F. Whiting         Assistant Secretary (Director)      Annual since 2003
Virgil Baker              CFO                                 Annual since 2003

         The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

        Pursuant to the Plan and Agreement of Reorganization with eTotalSource, Inc., the following persons are intended to be appointed to the Board of Directors within thirty days after the date hereof: Cody Morrow, Michael Sullinger, Virgil Baker, and Richard Barber. The Company intends to comply with
Section 14f of the Securities Exchange Act of 1934 prior to the appointment. Biographical information for the directors to be appointed is included herein.

         The directors who are officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

TERRY EILERS - CEO Chairman, Director and Founder of eTotalSource, Inc. - 1994-Present - Former VP and Regional Manager, Regional Training Director for Lawyers Title Company, 1984-1987, Creation, operation and sale of Sydney Cambric Publishing 1983-1985 , implemented marketing and management systems, developed and supervising management training and conducting live seminars to nearly 1 million people worldwide for many Fortune 500 companies such as, Bank of America, Coldwell Banker, IBM, Xerox, and First American Financial. Over the past 30 years, his management and computer sales programs have been utilized by major real estate entities, banks, savings and loans, insurance companies, sales and research organizations and publishing companies worldwide such as Norwest Mortgage, Century 21, Sun Trust, Stewart Title Company, and Lawyers Title. 1980-1994

He is a frequent author, having written, and published through Crescent Publishing, Sydney Cambric Publishing and the Disney Corporation-Hyperion Publishing, 12 books concentrated in the real estate, business management and personal development fields. Some of the titles Mr. Eilers has written include:
How to Sell Your Home Fast(Disney/Hyperion), How To Buy the Home You Want (Disney/Hyperion), The Title and Document Handbook (Sydney Cambric), Mortgage Lending Handbook (Sydney Cambric), Mastering Peak Performance (EMR Publishing), Real Estate Calculator Handbook (Sydney Cambric). He has an AA Administration of Justice -Sacramento City College 1971 Extensive Course Work - California State College/Sacramento, Yuba College, Lincoln School of Law 1970-1985

VIRGIL BAKER - CFO Director and founder of eTotalSource, Inc.. 1996-Present. Formerly the CFO for AGRICO, a large agriculture corporation 1993-1996 - designed and integrated the network programs for the accounting, cash flow and inventory systems on a nationwide basis. Mr. Baker had the added responsibility for all of the International commerce generation. He has a BA Accounting - California State University/Chico -1992.

MICHAEL SULLINGER - COO - Secretary - (Director Designee to be appointed) - In-house legal counsel of eTotalSource, Inc. Elected to Board of Directors for 2003. Extensive background in development and management of partnerships and joint ventures. Previous private legal practice involved business litigation, formation of business entities and advising principals and directors in the plan -ning and operation of various companies. Has served as a Board of Director on numerous government, business and philanthropic organizations. He has a BA Business - San Francisco State University 1977 JD - California Northern School of Law 1993.

WESLEY WHITING - Assistant Secretary - Current Director of Premium Enterprises, Inc. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and President, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation (1998 until 2000) and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Aqusition Lending, Inc. (2000 to date). He is director and Vice President of Utilitec, Inc, 1999 to date. He was president of Premium Enterprises, Inc. from October, 2002 to December 30, 2002 and has been a director since October 2002. He is a director and Secretary of BSA Satellink, Inc. and is a director and Secretary of SDE Holdings 2, Inc.

CODY MORROW - Director of eTotalSource, Inc. - (Director Designee to be appointed) President of Morrow Marketing International 1995-present, $200 million+ annual sales nationally and internationally. Current direct business operations in Europe, Thailand and India. Many years experience in opening foreign markets. Prior to Morrow Marketing, Cody was President of Monarch Development Corporation 1989-1993 a Southern California based Real Estate Development Company.

RICHARD BARBER - Director of eTotalSource, Inc. - (Director Designee to be a[ppointed) Founder and senior partner of A. Richard Barber & Associates 1983-Present, a literary agency and consultant to numerous major publishing companies. He was also the Director of Development for Network Enterprises, Inc., 1969-1983 where he supervised the creations and writing of television and film properties. Former Director and Senior Editor of Public Relations, for Viking Penguin, Inc. Lecturer in publishing at New York, Harvard and Radcliff Universities, 1971- 1989. Mr. Barber's Extensive Academic Background is as follows: Phillips Exeter Academy, Exeter Fellow in History (1963-1965), Columbia University, M.A, Ph.D (1962-1963). Course work at Dartmouth College, Special Dartmouth Fellow, A.B., and study programs with Corey Ford at Harvard, William
& Mary, University of Michigan, British Museum, Oxford University and Columbia University (1961-1962).

         Officers devote full time to the operations of the Company.

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


Item 10.          Executive Compensation
---------------------------------------------

         The Company does not have any employee incentive stock option plans.




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                          Annual Compensation                          Awards
Name & Principal               Year    Salary      Bonus      Other         Restricted       Securities                    ALL
Position                               ($)         ($)        Annual        Stock            Underlying      LONG TERM     OTHER
                                                              Comp-         Award(s)         Options/SARS   COMPENSATION   COMPENSA-
                                                              ensation      ($)              (#)              / OPTION     TION
                                                              ($)
------------------------------------------------------------------------------------------------------------------------------------
Ronald D. Morrow,
President (Resigned 2002)      2000    0           0          0             0                0                  0             0
                               2001    $50,000*    0          0             0                0                  0             0
                               2002    0           0          0             0                0                  0             0
------------------------------------------------------------------------------------------------------------------------------------
Terry Eilers, President,       2000    $50,000     0          0             0                0                  0             0
CEO                            2001    $111,000    0          0             0                200,000            0             0
                               2002    $37,000     0          0             0                100,000            0             0
------------------------------------------------------------------------------------------------------------------------------------
Michael Sullinger,             2000    0           0          0             0                0                  0             0
Secretary, COO, Legal Counsel  2001    0           0          0             0                0                  0
                               2002    0           0          0             0                200,000            0             0
------------------------------------------------------------------------------------------------------------------------------------
Wesley F. Whiting,             2002    0           0          10,000 shares 0                0                  0             0
Assistant Secretary
(Former Pres., resigned 2002)
------------------------------------------------------------------------------------------------------------------------------------
Virgil Baker, CFO              2000    $27,000     0          0             0                0                  0             0
                               2001    $72,000     0          0             0                200,000            0
                               2002    $18,000     0          0             0                100,000            0             0
------------------------------------------------------------------------------------------------------------------------------------


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


                          Directors' Compensation for Last Fiscal Year
                                     -----------------------

Name                          Annual     Meeting  Consulting    Number     Number of                   ALL
                              Retainer   Fees     Fees/Other    of         Securities    LONG TERM     OTHER
                              Fee ($)    ($)      Fees ($)      Shares     Underlying   COMPENSATION   COMPENSA-
                                                                (#)        Options        / OPTION     TION
                                                                           SARs(#)
------------------------------------------------------------------------------------------------------------------
A. Director          2002       0             0        0            0              0           0             0
   Ronald D. Morrow  2001       0             0        0            0              0           0             0
   (Resigned)

B. Director          2002       0             0        0            0              0           0             0
   Terry Eilers      2001       0             0        0            0              0           0             0

C. Director          2002       0             0        0            0              0           0             0
   Michael Sullinger 2001       0             0        0            0              0           0             0
   (Designee)

D. Director          2002       0             0        0            0              0           0             0
   Virgil Baker      2001       0             0        0            0              0           0             0
   (Designee)

E. Director          2002       0             0        0            0              0           0             0
   Cody Morrow       2001       0             0        0            0              0           0             0
   (Designee)

F. Director          2002       0             0        0            0              25,000      0             0
   Richard Barber    2001       0             0        0            0              0           0             0
   (Designee)

G. Wesley F. Whiting 2002       0             0        0            0              0           0             0
   (Resigned 2002)   2001       0             0        0            0              0           0             0


Item 11.          Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------------

     The following table sets forth, as of the date of this Annual Report , the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Employment Contracts

Agreements were executed with the Chief Executive Officer, Terry Eilers, and the Chief Financial Officer, Virgil Baker, at the inception of the Company (February 7, 2000) which expire December 31, 2003. Annual salary is $150,000 and $96,000, respectively, and each accrues an annual non-accountable automobile allowance of $9,000. The agreements also provide for 10% royalties on license revenues of the Company's PresentaPro(TM)software and an annual bonus of incentive stock options (covering 200,000 shares each). In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2002 and 2001, CEO compensation expensed pursuant to these arrangements totaled $159,000 and $204,962, and CFO compensation totaled $105,000 and $105,000, respectively (exclusive of the fair value of incentive stock options).

An agreement was executed August 1, 2000 with the Chief Operating Officer, Michael Sullinger, which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also
provides  for  a  10%  royalty  on  the  license   revenues  of  the   Company's
PresentaPro(TM) software and an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2002, COO compensation expensed pursuant to these arrangements totaled $43,538, respectively (exclusive of the fair value of incentive stock options).


SHAREHOLDER/                                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                               PERCENTAGE
--------------------------------------------------------------------------------------------
Terry Eilers                                8,372,039                             45.7%
1510 Poole Boulevard
Yuba City, CA  95993

Clark Davenport                             1,535,386                             7.7%
1510 Poole Boulevard
Yuba City, CA  95993

Morrow Revocable Trust                      1,645,056                             8.2%
(John Morrow)
12655 Rough & Ready
Grass Valley, CA  95945

Michael Sullinger                           200,000                               1%
1510 Poole Boulevard
Yuba City, CA  95993

Virgil Baker                                300,000                               1.6%
1510 Poole Boulevard
Yuba City, CA  95993

Cody Morrow                                 1,645,056                             9.3%
1510 Poole Boulevard
Yuba City, CA  95993

Richard Barber                              25,000                                .1%
1510 Poole Boulevard
Yuba City, CA  95993

Wesley Whiting                              75,000                                .4%
10200 W. 44th Ave., Suite 210E
Wheat Ridge, CO  80033


All directors and executive                 12,573,442                             67.7%
officers as a group (1 person)

Each principal shareholder has sole investment power and sole voting power over the shares.


Item 12.       Certain Relationships and Related Transactions
---------------------------------------------------------------

     No related party transactions have occurred in the transitional year ended December 31, 2002.

         No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise, except that pursuant to the Plan and Agreement of Reorganization with eTotalsource, Inc. certain persons received shares:

        Terry Eilers                                8,372,039

        Clark Davenport                             1,535,386

        Morrow Revocable Trust                      1,645,056
        (John Morrow)

        Michael Sullinger                           200,000

        Virgil Baker                                300,000

        Richard Barber                              25,000

        Wesley Whiting                              75,000

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

                                     PART IV


Item 13.       Exhibits and Reports on Form 8-K
------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:

          8-K filed 10-28-02
          8-K filed 12-31-02


     2.   Exhibits:
          None


Item 14 - Procedures and Controls
---------------------------------

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

DATED:  April 15, 2003



                                             PREMIUM ENTERPRISES, INC.


                                              /s/ Terry Eilers
                                              ------------------------
                                              Terry Eilers
                                              President


                                              Directors:

                                              /s/ Wesley F. Whiting
                                              ------------------------
                                              Wesley F. Whiting


                                              /s/ Terry Eilers
                                              ------------------------
                                              Terry Eilers



                                              /s/ Virgil Baker
                                              ------------------------
                                              Virgil Baker, CFO

                            Premium Enterprises, Inc.
                        Consolidated Financial Statements
                                Table of Contents

                                                                          PAGE

Consolidated Financial Statements

    Report of Independent Auditors                                         F-1

    Balance Sheet                                                          F-2

    Statement of Operations                                                F-3

    Statement of Cash Flows                                                F-4

    Statement of Changes in Stockholders' Equity (Deficit)                 F-5

    Notes to Financial Statements                                          F-6

                            Gordon, Hughes, & Banks
                             215 Union Blvd., #215
                               Lakewood, CO 80228
                              Phone: 303-986-2454
                               Fax: 303-980-5029




REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Premium Enterprises, Inc.
Yuba City, California

We have audited the accompanying consolidated balance sheet of Premium Enterprises, Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premium Enterprises, Inc. at December 31, 2002, and the results of its consolidated operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses, and as of December 31, 2002 has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




/S/ Gordon, Hughes & Banks, LLP
GORDON, HUGHES & BANKS, LLP
Lakewood, Colorado
March 5, 2003



                            Premium Enterprises, Inc.
                           Consolidated Balance Sheet
                                December 31, 2002

ASSETS
Current Assets
Cash                                                                                            $ 50,326
Other current assets                                                                              48,122
                                                                                                 -------
Total Current Assets                                                                              98,448
                                                                                                 -------
Property and Equipment
Building and land                                                                                900,000
Equipment                                                                                         98,821
                                                                                                 -------
                                                                                                 998,821
  Less accumulated depreciation                                                                  (91,540)
                                                                                                 --------
                                                                                                 907,281

Other Assets
Patents applications and trademarks, less $7,363 accumulated amortization                         32,975
Deposits                                                                                           3,976
                                                                                                  ------
                                                                                                  36,951

Total Assets                                                                                 $ 1,042,680
                                                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Current maturities of mortgages payable                                                        $ 814,501
Convertible notes payable                                                                        575,000
Other notes payable                                                                              243,743
Judgments payable                                                                                209,787
Accounts payable                                                                                 315,586
Accrued compensation payable                                                                     625,937
Accrued interest payable                                                                         290,550
Other accrued liabilities                                                                         12,293
Deferred revenue                                                                                 157,500
                                                                                                --------
Total Current Liabilities                                                                      3,244,897

Mortgages Payable, less current maturities                                                       419,545
                                                                                                --------

Commitments and Contingencies                                                                          -

Total Liabilities                                                                              3,664,442
                                                                                              ----------
Stockholders' Equity (Deficit)
Common stock; no par value; 20 million shares authorized,
  17,565,151 shares issued and outstanding                                                     1,381,311
Accumulated (deficit)                                                                         (4,003,073)
                                                                                              -----------
Total Stockholders' Equity (Deficit)                                                          (2,621,762)
                                                                                              -----------

Total Liabilities and Stockholders' Equity (Deficit)                                         $ 1,042,680
                                                                                             ============


                            See accompanying notes.


                            Premium Enterprises, Inc.
                      Consolidated Statement of Operations

                                                                              December 31,
                                                                         2002             2001
                                                                 -------------    -------------

Revenues                                                            $ 213,823        $ 332,526

General and Administrative Expenses                                 1,167,468        1,289,895
                                                                 -------------    -------------

Operating Income (Loss)                                              (953,645)        (957,369)

Other Income (Expense)
Rental Income                                                          10,721           30,442
Interest Expense                                                     (283,237)        (190,289)
Other                                                                  11,856            2,970
                                                                 -------------    -------------
                                                                     (260,660)        (156,877)

Net Income (Loss)                                                $ (1,214,305)    $ (1,114,246)
                                                                 =============    =============

Basic and Diluted Income (Loss) Per Share                             $ (0.07)         $ (0.07)
                                                                 =============    =============

Weighted Average Common Shares Outstanding                         17,059,167       15,647,584
                                                                 =============    =============


                             See accompanying notes


                                    Premium Enterprises, Inc.
                    Consolidated Statement of Stockholders' Equity (Deficit)

                                                      Preferred Stock            Common Stock           Accumulated
                                                     -----------------           -------------
                                                   Shares        Amount       Shares        Amount       (Deficit)          Total
                                                   -------       -------      -------       -------      ----------         ------
December 31, 2000                                        -           $ -    2,730,000      $ 273,000  $ (1,674,522)    $ (1,401,522)

    Stock issued for services ($.75 per share)           -             -       50,000         37,500             -           37,500

    Series A Preferred Stock ($4.00 per share) -
       Cash                                        123,500       494,000            -              -             -          494,000
       Conversion of promissory notes              106,250       425,000            -              -             -          425,000
       Services                                     10,000        40,000            -              -             -           40,000
       Equipment                                     3,000        12,000            -              -             -           12,000

    Series B Preferred Stock ($1.81 per share) -
       Cash                                         13,812        25,000            -              -             -           25,000

    Redemption ($.75 per share)                          -             -       (1,000)          (750)            -             (750)

     Net (loss)                                          -             -            -              -    (1,114,246)      (1,114,246)
                                                  ---------   ----------- -----------     ----------  -------------    -------------

December 31, 2001                                  256,562       996,000    2,779,000        309,750    (2,788,768)      (1,483,018)

    Series B Preferred Stock ($1.81 per share) -
       Cash                                         55,248       100,000            -              -             -          100,000
       Conversion of promissory notes               52,624       150,000            -              -             -          150,000

    Options and warrants issued to
        consultants and lenders                          -             -            -        134,934             -          134,934

     Net (loss)                                          -             -            -              -    (1,214,305)      (1,214,305)

    Reorganization December 30, 2002:
        Premium Enterprises, Inc. reverse merger         -             -    2,025,140       (309,373)            -         (309,373)
        Shares issued eTS shareholders            (364,434)   (1,246,000)  12,761,011      1,246,000             -                -
                                                  ---------   ----------- -----------     ----------  -------------    -------------

December 31, 2002                                        -           $ -   17,565,151    $ 1,381,311   $ (4,003,073)   $ (2,621,762)
                                                  =========   =========== ===========   ============  =============    =============


                            See accompanying notes.



                                 Premium Enterprises, Inc.
                           Consolidated Statement of Cash Flows

                                                                                                  December 31,
                                                                                              2002             2001
                                                                                           --------         --------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                                            $ (1,214,305)    $ (1,114,246)
Depreciation and amortization                                                               46,287           40,843
Stock options and warrants issued for services                                              45,558                -
Stock warrants issued in lieu of interest                                                   89,376                -
Stock issued for services                                                                        -           77,500
Note payable issued for services                                                                 -           24,582
Loss from retirement of equipment                                                            4,191                -
Changes in assets and liabilities:
Decrease (increase) in other current assets                                                (46,092)           2,136
Decrease (increase) in deposits                                                              3,909           (3,380)
Increase (decrease) in payables, credit cards and accrued liabilities                      531,336          277,401
Increase (decrease) in deferred revenue                                                    (45,000)         202,500
                                                                                           --------        --------
Net Cash (Used in) Operating Activities                                                   (584,740)        (492,664)
                                                                                          ---------        ---------
Cash Flows From (Used in) Investing Activities:
Purchase equipment                                                                            (321)          (6,839)
Patent and trademark costs                                                                 (10,479)          (6,257)
                                                                                           --------          -------

Net Cash (Used in) Investing Activities                                                    (10,800)         (13,096)
                                                                                           --------         --------
Cash Flows From (Used in) Financing Activities:
Proceeds from notes payable                                                                554,369          100,000
Proceeds from sale of preferred stock                                                      100,000          519,000
Payments on notes payable                                                                   (8,844)        (112,853)
Redemption of common stock                                                                      -              (750)
                                                                                           --------         --------

Net Cash From Financing Activities                                                         645,525          505,397
                                                                                           --------         --------

Increase (decrease) in Cash and Cash Equivalents                                            49,985             (363)

Cash and Cash Equivalents - Beginning of Year                                                 341              704
                                                                                           --------         --------

Cash and Cash Equivalents - End of Year                                                  $ 50,326            $ 341
                                                                                         =========           ======
Supplemental Disclosures:
   Interest paid                                                                         $ 166,723         $ 94,505
   Income taxes paid                                                                           800              800
   Non-cash investing and financing transactions:
      Issue 17 million shares to refinance Company                                         309,373                -
      Issue stock for equipment                                                                  -           12,000
      Conversion of debt to equity                                                         150,000          425,000


                            See accompanying notes.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Premium Enterprises, Inc. (the "Company" or "PMN"), was incorporated in Colorado on September 16, 1987. The principal activities of the Company are developing and publishing proprietary multimedia software technology and training media. The Company's primary customers are corporations, governmental organizations and agencies. The Company also owns and partially occupies facilities in Yuba City, California; office space in excess of the Company's current needs is leased to others.

Reorganization
On December 30, 2002, PMN acquired 91% of the preferred and common stock of eTotalSource, Inc. ("eTS" - incorporated in California on February 7, 2000), pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of PMN common stock to eTS shareholders. Immediately after the transaction, the eTS shareholders owned approximately 88.5% of the Company's common stock. Coincident with the transaction, PMN changed its fiscal year from June 30 to December 31.

The reorganization is recorded as a recapitalization effected by a reverse merger wherein PMN is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, since the transaction occurred December 31, 2002, the results of operations for the periods presented represent solely those of the accounting acquirer - eTS. Since PMN was a non-operating shell with limited business activity, goodwill was not recorded. A summary of net liabilities on December 30, 2002 are set forth below:


                                                             eTS              PMN        Consolidated
                                                             ---              ---        ------------
Cash and equivalents                                    $  50,326              $ -           $  50,326
Other current assets                                       48,122                -              48,122
Property and equipment, net of depreciation               907,281                -             907,281
Other assets, net of amortization                          36,951                -              36,951
Notes payable and current liabilities                  (3,355,068)        (309,374)         (3,664,442)
                                                       -----------        -----------       -----------
Net liabilities                                      $ (2,312,388)      $ (309,374)       $ (2,621,762)
                                                     =============      ===========       =============

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2002 and 2001 assume the business combination had occurred as of January 1, 2001:

                                                        Year Ended December 31,
                                                        2002               2001
                                                        ----               ----
       Revenues                                    $ 214,000         $  333,000
       Net income (loss)                          (1,243,000)        (1,229,000)
       Net income (loss) per share                     $(.07)             $(.07)
                                                   =========          =========

In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred if the acquisition had taken place at the beginning of the periods presented and are not intended to be a projection of future results.

As part of the Agreement and Plan of Reorganization, both parties agreed to an irrevocable "poison pill" which shall survive the Agreement for a two year period to preclude any reverse splits, consolidations, reorganizations, mergers, or reduction of the number of outstanding shares of stock except for a proposed one-for four reverse split of shares immediately after the closing of the Agreement. In the event the provision is breached it triggers a grant of a mandatory dividend to each shareholder of PMN as of Sept 30, 2002.

Shares Reserved for Minority eTS Shareholders
The 9% remaining un-tendered balance of eTS shares in the reorganization discussed above (20,250 shares of eTS Series A Preferred Stock and 249,888 shares of eTS Common Stock) resulted in the board of directors reserving an additional 1,459,989 shares of PMN common stock for later issuance (for a grand total of 17 million PMN common shares issued for all of the eTS stock in the exchange). The capital stock of these un-tendered interests is exceeded by their related pro rata net losses; consequently, minority interest attributes are not reflected in the accompanying balance sheet or statement of operations and the related shares are not reflected as being outstanding, pending subsequent issuance. These shares are excluded from the calculation of weighted average shares outstanding in the determination of the net loss per share.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

Shares Reserved for PMN Shareholders
In connection with the reorganization discussed above, the board of directors reserved a total of 400,000 common shares to retire PMN debt totaling $107,322 and 400,000 common shares for services. Issuance of these shares is contingent upon successful completion of the reorganization discussed above (see Shares Reserved for Minority eTS Shareholders) and filing of a Form 8-K 12g3 with the Securities and Exchange Commission. These shares are excluded from the calculation of weighted average shares outstanding in the determination of the net loss per share.

Going Concern Considerations
The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses since its inception and as of December 31, 2002 had a net working capital deficit of $(3,146,449), stockholders' deficit of $(2,621,762), notes payable of $495,000 were in default, related accrued interest in arrearages of $47,810, and courts have entered judgments payable to creditors totaling $209,787. Management's plans to address these matters include funding from issuance of debt, private placements of stock and increasing revenue from governmental sources and other customers. Unless the Company successfully obtains suitable significant additional financing and attains profitable operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after the elimination of intercompany transactions.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition
The Company recognizes revenue in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing.

Product revenue is derived primarily from the sale of self-produced training multimedia and related off-the-shelf software products. The Company recognizes revenue from sales of these products at the time of shipment to customers. Service revenue is primarily derived from production of videos for others and is recognized upon customer acceptance.

Deferred revenue includes payments received for product licenses covering future periods and advances on service contracts that have not yet been fulfilled.

Software and Development Costs
The Company capitalizes purchased software that is ready for service and development costs of marketable software incurred from the time of technological feasibility until the software is ready for use. Research and development costs and other computer software maintenance costs are expensed as incurred. As of December 31, 2002, the Company has not capitalized any software costs.

Property and Equipment
Building and equipment represents the cost of the Yuba City, California office building, furniture and equipment. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property is depreciated using the straight-line method over estimated useful lives as follows:

                                  Years
                                  -----
            Buildings             31
            Equipment             5 - 7

Depreciation charged to operations was $39,409 in 2002 and $37,377 in 2001.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

Patents and Trademarks
Patents and trademarks represent the legal and application costs of multimedia technology used in operations and are amortized using the straight-line method over an estimated useful life of ten years.

Comprehensive Income
For the periods presented, the Company had no items of comprehensive income or loss, and accordingly, comprehensive income is the same as net loss reported.

Income Taxes
Income taxes are accounted for using the liability method. Under this method deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

Cash Equivalents
For the purpose of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Long-Lived Assets
Long-lived assets, such as property and equipment and intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment expense was recognized in 2002 or 2001.

Earnings (Loss) Per Share
Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding and the dilutive effect of convertible notes payable, stock options and warrants using the "treasury stock" method. Basic and diluted earnings per share are the same during the periods presented since the Company had a net losses and the

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

inclusion of stock options and warrants would be antidilutive. All share and per share amounts reflect the retroactive effect of the conversion of eTS shares into PMN shares.

Stock-Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the Financial Accounting Standards Board ("FASB") disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123 for stock options granted to the employees and directors. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                     2002                  2001
                                                     ----                  ----
         Net loss
            Reported                         $(1,214,305)          $(1,114,246)
            Pro forma                        $(1,636,573)          $(1,559,257)

         Net loss per share
            Reported                               $(.07)                $(.07)
            Pro forma                              $(.10)                $(.10)


The fair value of the common stock options granted during 2002 and 2001, for disclosure purposes was estimated on the grant dates using the Black-Scholes Pricing Model and the following assumptions.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

                                                    2002                  2001
                                                    ----                  ----
     Risk free interest rate                        4.11%                 4.05%
     Expected life - years                           7.9                  10.0
     Expected volatility                             406%                  406%
     Expected dividend yield                          - %                   - %

Recent Accounting Pronouncements
In June 2001 the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Statement is effective for fiscal years beginning June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In April 2002 the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of APB 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This Statement is effective January 1, 2003. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

adoption of this Statement will have a material effect on its financial position or results of operations.


In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions. The provisions of SFAS 147 are generally effective October 1, 2002. The Company does not anticipate that this pronouncement will result in any impact on its financial statements.

In December 2002, the FASB approved SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Since the Company has elected to follow the unaffected provisions of SFAS 123, it does not anticipate that this pronouncement will result in any impact on these financial statements.


NOTE 2.  NOTES PAYABLE

Mortgage note payable to a bank; principle and interest at 9% in payable monthly payments of $4,203 through November 2004, when the interest rate is adjusted and every five years thereafter to 3% above the U.S. Treasury bill rate until  November  10,  2019 when unpaid principal and interest
are due.  Secured by real estate.                                                 $ 433,792

Mortgage note payable to a bank; interest at 10% payable monthly, principal and unpaid interest due January 5, 2001, extended to May 15, 2003.  Secured by real estate.  As of December 31, 2002, payment of $20,810 in accrued
interest is in arrears.                                                             243,885

Mortgage note payable to a trust; interest at 17% payable monthly through
December 18, 2003 when principal and unpaid interest are due.  Secured
by real estate.                                                                     234,369

Mortgage note payable to a trust; interest at 15% payable monthly through
December 18, 2003 when principal and unpaid interest are due.  Secured
by real estate.                                                                     172,000

Mortgage note payable to a trust; interest at 10% and principal due
January 17, 2003, extended to December 17, 2003 (with interest increased to 18% and due monthly beginning February 17, 2003).  Secured by real estate and a security interest in a specific subcontract with the U.S.
Department of Defense.                                                              110,000

Mortgage note payable to a trust; interest at 14% payable monthly through
December 18, 2003 when principal and unpaid interest are due.  Secured
by real estate.                                                                      40,000



Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

Promissory notes payable; interest at 6% payable monthly, due in
2001, $375,000 in default, $75,000 extended due date May 15, 2003, unsecured.  Principal and accrued interest ($24,000 at December 31,
2001) convertible to common stock at $.50 per share.  Warrants also issued to the two extended note holders to purchase 37,500 shares of common stock for five years at $.50 per share.  As of December 31,
2002, payment of $21,500 in accrued  interest is in arrears.                         450,000

Promissory notes payable; principle and accrued interest at 8%
payable in 2002, extended to May 15, 2003, unsecured.  Principal and accrued interest ($10,638 at December 31, 2001) convertible to Company common stock at $.50 per share.  Warrants  also issued to the note holders to purchase 60,248 shares of common stock for five years at
$.50 per share.                                                                      125,000

Promissory note payable to an individual for services performed in 2000;
interest at 28%; due July 15, 2000, extended to August 31, 2003; secured by substantially all assets of the Company and personally guaranteed by its
president and a former officer.                                                      70,000

Note payable to a corporation; principal and interest at 10% due March 17,
2003, in default, unsecured. As additional consideration the lender was
granted warrants to purchase 13,000 shares of common stock at $.50 per share.        70,000

Note payable to an individual; non-interest bearing and imputed at 10%; due
in 2001, extended to December 31, 2003, unsecured.                                   28,743

Note payable to an individual; principal and interest at 10% due March 17,
2003, in default, unsecured.  As additional consideration the lender was granted warrants to purchase 126,000 shares of common stock at $.50 per share.  As of December 31, 2002, payment of $5,500 in accrued interest
is in arrears.                                                                       25,000

Note payable to an individual; principal and interest at 10% due March 17,
2003, in default, unsecured.                                                         25,000

Note payable to an individual; principal and interest at 9.2% due December
4, 2002, extended to May 1, 2003, unsecured.                                         20,000

Other; unsecured; due in 2003.                                                       5,000
                                                                                     ------
Total                                                                                2,052,789

Current maturities                                                                   1,633,244
                                                                                     ---------
Non-current maturities                                                               $419,545
                                                                                     ========

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

Future maturities of loans and notes payable are as follows:

                Year ending December 31,
                2003                                      $ 1,633,244
                2004                                           13,212
                2005                                           14,451
                2006                                           15,807
                2007                                           17,290
                2008 - 2012                                   114,043
                2013 - 2017                                   178,556
                2018 - 2019                                    66,186
                                                             --------
                Total                                     $ 2,052,789
                                                          ===========

NOTE 3.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                                    2002                  2001
                                                    ----                  ----
    Current:
       Federal                                       $ -                   $ -
       State                                           -                     -
                                                    -----                 -----
         Total                                         -                     -
                                                    -----                 -----
    Deferred
       Federal                                         -                     -
       State                                           -                     -
                                                    -----                 -----
         Total                                         -                     -
                                                    -----                 -----
    Total provision (benefit) for income taxes       $ -                   $ -
                                                     ===                   ===

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:

                                                           2002            2001
                                                           ----            ----
     Federal statutory rate
                                                          (25)%           (25)%
     State franchise taxes, net of federal benefits
                                                           (4)             (4)
     Valuation allowance                                   29              29
                                                          -----          -----
          Total                                            -- %           --%
                                                          =====          =====

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

Significant components of deferred income taxes as of December 31, 2002 are as follows:

                  Net operating loss carryforward                  $1,155,000
                  Vacation accrual                                    (16,000)
                  Stock option compensation                           (39,000)
                  Depreciation and amortization                        (2,000)
                                                                       -------

                  Total deferred tax asset                          1,098,000
                  Total deferred tax liability                              -
                  Less valuation allowance                         (1,098,000)
                                                                   -----------

                  Net deferred tax asset                              $     -
                                                                   ===========

The Company has assessed its past earnings history and trends, budgeted revenues, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $1,155,000 is maintained on deferred tax assets which the Company has determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $351,000 during 2002. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $4 million. Such carryforwards expire in the years 2020 through 2022.

NOTE 4.  STOCKHOLDERS' EQUITY

Convertible Notes Payable
During 2002 and 2001, 52,624 and 106,250 shares of preferred stock were issued to convertible note holders at $1.81 and $4.00 per share, respectively. As of December 31, 2002, remaining outstanding convertible notes payable and related accrued interest is convertible into common stock as follows:

      Notes Payable      Accrued Interest           Total      Conversion Price
          $ 450,000              $ 24,000       $ 474,000                $ 4.00
            125,000                10,638          34,638                  1.81

Of the outstanding notes, $375,000 is in default and related accrued interest interest in arrearage of $21,500. Certain note holders have also been granted 97,748 warrants to purchase common stock at $.50 per share for five years in consideration of the financing provided.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

On January 29, 2003, the Company's board of directors adopted a resolution to assume and honor the issuance of common shares pursuant to conversions of debt obligations as an addendum and supplement to the Agreement and Plan of Reorganization.

Stock Issued for Services and Equipment
In 2001, 13,000 shares of preferred stock were issued to two individuals and a foundation for services and computer equipment valued at $4 per share.

Stock Options and Warrants Issued for Services and in Lieu of Interest
Expense recorded in 2002 for 1,305,248 stock options and 125,000 warrants to purchase common stock at $.50 per share, issued consultants for services and lenders in lieu of interest, a totaled $134,934. Valuations of the transactions are based on the estimated fair value of the options or warrants on the grant date using the Black-Scholes pricing model. Consulting expense is recognized over the term of the option period and interest expense over the related term of the obligation on a straight-line basis. The weighted average expected life of all such compensatory options and warrants were 64 months.

NOTE 5.  STOCK OPTIONS AND WARRANTS

Stock Options
Effective December 3, 2001, the Company adopted the eTotalSource, Inc. 2001 Stock Option Plan (the "Plan"). A total of 1.8 million shares of Company common stock were reserved for exercise of stock options under the Plan. The Plan, administered by the Company's board of directors, provides for the grant of incentive stock options to employees and directors at fair market value and nonstatutory stock options to consultants and others. No option can be for a term of more than ten years from the date of grant. The option price is at the discretion of the board; provided however, for incentive stock options it shall not be less than fair market value on the date of grant (110% for certain options becoming exercisable that exceed value $100,000), and for nonstatutory options not less than 85% of fair market value on the date of grant. All options issued by the Company to date have exercise prices which were equal to the estimated fair market value of the Company's common stock at the date of grant.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements


A summary of stock options outstanding and excisable as of December 31, 2002 follows:

                                   Options Outstanding                               Options Exercisable
   Range of exercise      Number                    Weighted average             Number      Weighted average
   prices                 outstanding                remaining life         exercisable        exercise price
   ------                 -----------               ----------------        -----------      ----------------

   $.50                     1,560,700                     8.8 Years          1,156,373                  $.50

Information concerning all stock option activity is summarized as follows:

                                              Option               Option Prices
                                              Shares                  Per Share
                                              ------               -------------

   Outstanding, January 1, 2001                        -             $  -
     Granted                                     912,700              .50
     Exercised                                         -                -
                                             --------------          ------
   Outstanding, December 31, 2001                912,700              .50
     Granted                                     748,000              .50
     Forfeiture                                 (100,000)             .50
     Exercised                                        -                 -
                                             --------------          ------
   Outstanding, December 31, 2002              1,560,700             $.50
                                             ==============          ======

The weighted fair value price of options granted in both 2002 and 2001 was $.75 per share.

On January 29, 2003, the Company's board of directors adopted a resolution to assume and honor the issuance of common shares pursuant to stock option agreements as an addendum and supplement to the Agreement and Plan of Reorganization.

Warrants
The Company issued consultants and lenders 1,305,248 warrants to purchase one share of common stock of the Company at $.50 per share; 55,248 warrants expire in 2003, 40,000 expire in 2006, and 1,210,000 warrants expire in 2007.

On January 29, 2003, the Company's board of directors adopted a resolution to assume and honor the issuance of common shares pursuant to warrant obligations agreements as an addendum and supplement to the Agreement and Plan of Reorganization.

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The fair value of mortgages, notes and judgments payable approximates fair value because of the market rate of interest on the debt.

The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.


NOTE 7.  CONCENTRATIONS

Financial Instruments
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash.

The Company transacts its business with one financial institution. The amount on deposit in that financial institution did not exceed the $100,000 federally insured limit at December 31, 2002. Management believes that the financial institution is financially sound.

Significant Customers
Revenue from customers in excess of ten-percent of total Company revenue follows:

         Customer                          2002                    2001
         --------                          ----                    ----
         A                                  23%                     61%
         B                                  24%                       -
         C                                  14%                       -

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Litigation

Alchemy Communications, Inc. v. eTotalSource, Inc., Los Angeles County Superior Court Docket BC269197, filed March 1, 2002. This matter is a lawsuit for payment of services and was settled for $50,000 and 30,000 shares of common stock payable April 21, 2003. Absent timely payment, a stipulated judgment will be entered in the amount of $83,000. The Company intends to pay the $50,000 and issue the 30,000 shares by the due date; however, due to the nature of the matter, $83,000 has been accrued as a judgment payable as of December 31, 2002.

Thomas E. Nelson v. eTotalSource, Inc. d.b.a. ETS Marketing, California Labor Commissioner matter, Docket 15-13980 MS, for unpaid wages. On March 6, 2003 a decision was rendered in the favor of the plaintiff for $24,206. The obligation has been accrued as of December 31, 2002.

James Barrickman, Trustee for the Jessie M. Barrickman Trust v. eTotalSource, Inc., Sutter County Superior Court Docket CVCS 02-1825, filed October 1, 2002, involves a claim of $100,000 owed on an outstanding convertible note payable. The obligation is recorded as a current liability in the accompanying balance sheet; settlement communications are being held with the debtor. No trial trail date has been set.

Executive Employment Contracts

There are employment agreements contracts with three of the Company's executive officers:

        1. Agreements were executed with the Chief Executive Officer and the Chief Financial Officer at the inception of the Company (February 7, 2000) which expire December 31, 2003. Annual salary is $150,000 and $96,000, respectively, and each accrues an annual non-accountable automobile allowance of $9,000. The agreements also provide for 10% royalties on license revenues of the Company's PresentaPro(TM)software and an annual bonus of incentive  stock  options  (covering  200,000  shares  each).  In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2002 and 2001, CEO compensation expensed pursuant to these arrangements totaled $159,000 and $204,962, and CFO compensation totaled $105,000 and $105,000, respectively (exclusive of the fair value of incentive stock options).

Premium Enterprises, Inc.
Notes to Consolidated Financial Statements

        2. An agreement was executed August 1, 2000 with the Chief Operating Officer which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for a 10% royalty on the license revenues of the Company's PresentaPro(TM) software and an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2002, COO compensation expensed pursuant to these arrangements totaled $43,538, respectively (exclusive of the fair value of incentive stock options).

Financial Advisor
On July 31, 2002, the Company entered into an agreement with Growth Capital Group, Inc. ("GCG") for six months commencing August 2, 2002, for financial services. The agreement requires monthly payments of $7,500, of which $30,000 had yet to be paid at December 31, 2002. The agreement also provides for a six-percent finders fee for defined financing transactions.

Contingent Common Shares Issuable
eTS shares not tendered in the reorganization discussed in Note 1 above (20,250 shares of eTS Series A Preferred Stock and 249,888 shares of eTS Common Stock) resulted in the board of directors reserving an additional 1,459,989 shares of PMN common stock for later issuance.

In connection with the reorganization discussed in Note 1, the board of directors reserved a total of 400,000 common shares to retire PMN debt totaling $107,322 and 400,000 common shares for services. Issuance of these shares is contingent upon successful completion of the reorganization and filing of a Form 8-K 12g3 with the Securities and Exchange Commission.