Form 10QSB
period 2003-03-31
PREMIUM ENTERPRISES INC
filed 2003-05-20
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2003


                         Commission file number 33-49797

                            PREMIUM ENTERPRISES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                84-1066959
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


                    1510 Poole Boulevard, Yuba City, CA 95993
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (530) 751-9615
                                 --------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

As of March 31, 2003 17,565,151 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Premium Enterprises, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-KSB.

                            PREMIUM ENTERPRISES, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (UNAUDITED)

                            Premium Enterprises, Inc.
                   Consolidated Condensed Financial Statements
                                Table of Contents

                                                                            PAGE

Consolidated Condensed Financial Statements

              Balance Sheet                                                  F-1

              Statement of Operations                                        F-2

              Statement of Cash Flows                                        F-3

              Notes to Condensed Financial Statements                        F-4



                                 Premium Enterprises, Inc
                           Consolidated Condensed Balance Sheet

                                                                              Mar 31, 03          Dec 31, 02
                                                                             -----------          -----------
ASSETS                                                                       (Unaudited)
Current Assets
Cash                                                                                $ 43,962           $ 50,326
Accounts Receivable                                                                    8,020              7,764
Other current assets                                                                   2,920             40,358
                                                                          -------------------   ----------------
Total Current Assets                                                                  54,902             98,448
                                                                          -------------------   ----------------
Property & Equipment
Building and land                                                                    900,000            900,000
Equipment                                                                             99,477             98,821
                                                                          -------------------   ----------------
                                                                                     999,477            998,821
   Less accumulated depreciation                                                    (101,027)           (91,540)
                                                                          -------------------   ----------------
                                                                                     898,450            907,281

Other Assets
Patents applications and trademarks, less $8,372 (2003) and $7,363
     (2002) accumulated amortization                                                  31,966             32,975
Deposits                                                                               3,682              3,976
                                                                          -------------------   ----------------
                                                                                      35,648             36,951
                                                                          -------------------   ----------------
Total Assets                                                                       $ 989,000        $ 1,042,680
                                                                          ===================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Current maturities of mortgages payable                                            $ 810,820          $ 814,501
Convertible notes payable                                                            575,000            575,000
Other notes payable                                                                  304,585            243,743
Judgments payable                                                                    204,788            209,787
Accounts Payable                                                                     332,023            315,586
Accrued compensation payable                                                         655,173            625,937
Accrued interest payable                                                             293,236            290,550
Other accrued liabilities                                                             17,984             12,293
Deferred revenue                                                                     146,250            157,500
                                                                          -------------------   ----------------
Total Current Liabilities                                                          3,339,859          3,244,897

Mortgage Payable, less current maturities                                            419,545            419,545
                                                                          -------------------   ----------------
Commitments & Contingencies                                                                -                  -

Total Liabilities                                                                  3,759,404          3,664,442

Stockholders Equity (Deficit)
Common stock; no par value; 20 million shares authorized,
  17,565,151 shares issued and outstanding                                         1,539,792          1,381,311
Accumulated (Deficit)                                                             (4,310,195)        (4,003,073)
                                                                          -------------------   ----------------
Total Stockholders' Equity                                                        (2,770,404)        (2,621,762)
                                                                          -------------------   ----------------
Total Liabilities and Stockholders' Equity (Deficit)                               $ 989,000        $ 1,042,680
                                                                          ===================   ================


                                Premium Enterprises, Inc.
                      Consolidated Condensed Statement of Operations
                                       (Unaudited)

                                                                       Three Months     Ended March 31,
                                                                               2003               2002
                                                                 -------------------   ----------------
Revenues                                                                   $ 51,554           $ 31,906

General & Administrative Expenses                                         $ 166,627          $ 304,821
                                                                 -------------------   ----------------
Operating Income (Loss)                                                  $ (115,073)        $ (272,915)

Other Income (Expense)
Rental Income                                                               $ 3,619            $ 5,103
Interest Expense                                                         $ (195,789)         $ (53,161)
Other                                                                         $ 122                $ -
                                                                 -------------------   ----------------
                                                                         $ (192,048)         $ (48,058)
                                                                 -------------------   ----------------
Net Income (Loss)                                                        $ (307,121)        $ (320,973)
                                                                 ===================   ================

Basic & Diluted Income (Loss) per Share                                     $ (0.02)           $ (0.02)
                                                                 ===================   ================

Weighted Average Common Shares Outstanding                               17,565,151         17,031,870
                                                                 ===================   ================


                                 Premium Enterprises, Inc
                      Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)
                                                                                               Three Months      Ended March 31,
                                                                                                  2003                2002
                                                                                           -------------------   ----------------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                                                         $ (307,121)        $ (320,973)
Depreciation and amortization                                                                          11,337             11,637
Stock options and warrants issued for services                                                         14,822                713
Stock warrants issued in lieu of interest                                                             143,659              9,198
Changes in assets and liabilities:
Decrease (increase) in other current assets                                                            37,438             (3,732)
Decrease (increase) in accounts receivable                                                               (255)            (3,693)
Decrease (increase) in deposits                                                                           294                  -
Increase (decrease) in payables, credit cards and accrued liabilities                                  49,048            181,922
Increase (decrease) in deferred revenue                                                               (11,250)           (11,250)
                                                                                           -------------------   ----------------
Net Cash (Used in) Operating Activities                                                               (62,028)          (136,177)
                                                                                           -------------------   ----------------
Cash Flows From (Used in) Investing Activities:
Purchase equipment                                                                                       (656)              (322)
                                                                                           -------------------   ----------------
Net Cash (Used in) Investing Activities                                                                  (656)              (322)
                                                                                           -------------------   ----------------
Cash Flows From (Used in) Financing Activities:
Proceeds from equity                                                                                        -             50,000
Proceeds from notes payable                                                                            60,000             95,000
Payments on notes payable                                                                              (3,681)            (2,679)
                                                                                           -------------------   ----------------
Net Cash From Financing Activities                                                                     56,319            142,321
                                                                                           -------------------   ----------------
Increase (decrease) in Cash and Cash Equivalents                                                       (6,365)             5,822

Cash and Cash Equivalents - Beginning of Year                                                          50,326                341
                                                                                           -------------------   ----------------
Cash and Cash Equivalents - End of Year                                                              $ 43,962            $ 6,162
                                                                                           ===================   ================

PREMIUM ENTERPRISES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of Premium Enterprises, Inc. (the "Company" or "Premium") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KT filed by Premium on April 16, 2003.

Note B - Note Payable

On March 24, 2003, the Company borrowed $60,000 from an unrelated individual on a short-term basis requiring repayment, including interest at 15%, from May through July 2003. The promissory note is secured by a UCC filing on a Company contract. In addition, as a financing incentive the lender received warrants to purchase common stock at 50% of the quoted market price per share up to a total aggregate value of $9,000.

Note C - Event Subsequent to March 31, 2003

On April 15, 2003, the Company borrowed $50,000 from an unrelated individual. The promissory note is due in June 2003, carries a stated interest rate of 10% per annum and can be extended for an additional 30 days. As additional consideration, the note holder received warrants to purchase 50,000 shares of common stock at $.50 per share for 2 years.

Note D - Reclassifications

Certain reclassifications have been made for consistent presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 2003, the Company had $54,902 in cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had 43,962 in cash or cash equivalents. There was no significant change in working capital during this quarter.

Results of Operations

Premium Enterprises, Inc. (the "Company") recognized a loss for the three-month period ended March 31, 2003 in the amount of $(307,121), $(.02) per share, as compared with a loss of $(320,973), $(.02) per share for the corresponding period ended March 31, 2002.

Revenues for the three-months ended March 31, 2003 were $51,554 versus $31,906 for the corresponding 2002 period, representing a 61.6% increase. The increase was attributable to two additional months of sales in 2003 of the CD Training programs and increased Post-Production projects from the U.S. Department of Defense ("DOD"). Quarterly revenues from the CD Training programs were $18,559 in 2003 versus $9,975 in 2002, an increase of $8,584. Quarterly revenues in 2003 from DOD were $20,000, as compared to $9,325 for 2002, an increase of $10,675. Revenue from DOD will vary from quarter to quarter, due to the timing of the completion of contracts.

Operating expenses for the three-month period ended March 31, 2002 were $166,627 as compared with $304,821 for the comparable 2002 period, a decrease of $138,193. The decrease was primarily due to a reduction in employees. Payroll expenses for the three-month period ended March 31, 2002 were $110,553 less than the comparable 2002 period.

Interest expense for the three-month period ended March 31, 2003 was $195,789 as compared with $53,161 for the corresponding 2002 period , as the result of increased indebtedness to finance operations and amortization of the fair value of warrants issued as incentives to lenders.

Analysis of Financial Condition

There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2002 financial statements filed by the Company on Form 10-KT. Those conditions continued during the first quarter of 2003: operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of March 31, 2003, current liabilities exceed current assets by approximately $3.3 million.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Contractual Obligations and Commercial Commitments
As of March 31, 2003, the following written obligations were outstanding:


                                                           Payments Due by Period
                                Less than                                               After
Contractual Obligations          1 year          2-3 years     4-5 years              5 years            Total
-----------------------       ------------    ------------    ------------   ---------------    ---------------

Short Term Debt                 $ 1,690,405          $ .00           $ .00              $ .00      $ 1,690.405

Long Term Debt                     $ 14,247       $ 27,663        $ 33,097          $ 344,538        $ 419,545
                               ------------    ------------    ------------   ---------------    ---------------

Total contractual cash          $ 1,704,652       $ 27,663                                         $ 2,109.950
obligations                                                       $ 33,097          $ 344,538
                               ============    ============    ============   ===============    ================


We own the building where we are located and the long term debt is the mortgage with the bank. The monthly payment is $4,203. Other mortgage notes on the building are included in the short term debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No.97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing.

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

Item 3.  Controls and Procedures

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


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party, however, the Company has had three judgments rendered against it for collection for old obligations for money due. Such judgments remain unsatisfied, and are carried as liabilities in the balance sheet.

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

Item 3. Defaults Upon Senior Securities.
----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
--------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are necessary for this filing.

         (b) Reports on Form 8-K

                8K filed 2-7-03
                8K12g3 filed 3-17-03

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Premium Enterprises, Inc.
                                        (Registrant)

Dated:  May 19, 2003                    By: /s/ Terry L. Eilers
        ------------                        -----------------------------------
                                            Terry L. Eilers
                                            President and Director

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Terry L. Eilers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Premium Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003


/s/ Terry L. Eilers
-----------------------
Terry L. Eilers
President and Director

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Virgil Baker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Premium Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003


/s/ Virgil Baker
-----------------------
Virgil Baker
Chief Financial Officer