Form 10-KT/A
period 2002-12-31
PREMIUM ENTERPRISES INC
filed 2003-05-22
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-KT/A

                                  AMENDMENT #1


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


On  December  20,  2002  the  Company  entered  into a  Plan  and  Agreement  of
Reorganization with eTotal Source, Inc., and its shareholders whereby the Company is acquiring 91% of the issued and outstanding common stock of eTotalSource, Inc. (eTS) in exchange for 15,540,001 shares of common stock of the company.

The contract was completd December 31, 2002. eTotalSource, Inc., a California corporation, is a subsidiary of the company. The sole business of the Company is that of its subsidiary, eTotalSource, Inc.



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

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital.
If additional capital is needed, there is no assurance that funds will be avail-able from any source or, if available, that they can be obtained on terms accept -able to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital and income.

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


Item 2.           Property
--------------------------

     The Company owns the building at 1510 Poole Boulevard, Yuba City, CA 95993 (approximately 7000 square feet) where it maintains its executive offices.


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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
------------------------------------------------------------------------------

Changes in Financial Condition
------------------------------


     This Form 10KT is being filed due to a transitional period which resulted from the acquisition of a subsidiary, eTotalSource, Inc., a California corporation. The Company prior to the eTotalSource acquisition had no revenues or operations. Its prior fiscal year end was June 30.

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


Premium Enterprises, Inc. (the "Company") experienced a loss for the twelve-month period ended December 31, 2002 in the amount of $1,214,305 as compared with a loss of $1,114,247 for the corresponding period ended December 31, 2001.

Net revenues for the twelve-month period ended December 31, 2002 were $287,255 versus $407,788 for the corresponding period ended December 31, 2001 representing a 29.5% decrease. This decrease was attributable to the lack of funding to allow the company to accept production and post production projects and the lack of funding to allow for branding, promotion, advertising and sales of multi media training products and software.

Annual revenues from the CD Training programs were $67,441 for the twelve-month period ended December 31, 2002 versus $0.00 for the same period in the previous year. The CD training programs were ready for the market in 2002.

Post Production annual revenues for the twelve month period ended December 31, 2002 were $29,075, as compared to $100,000 for the corresponding period in the previous year. Revenue for this segment of the business will increase from quarter to quarter, due to the timing of the completion of existing contracts

Consulting expenses for the twelve-month period ended December 31, 2002 were $242,500 as compared with $184,610 for the comparable period ended December 31, 2001.

Consulting Expenses (Warrants and Options) for the twelve-month period ended December 31, 2002 were $45,558 as compared with $0.00 for the comparable period ended December 31, 2001. The warrants and options were given to outside consultants.

Contract labor expenses for the twelve-month period ended December 31, 2002 were $1,700 as compared with $76,142 for the comparable period ended December 31, 2001.

Interest expense for the twelve-month period ended December 31, 2002 was $188,312 as compared with $188,568 for the corresponding period ended December 31, 2001.

Payroll expenses, including payroll taxes, for the twelve-month period ended December 31, 2002 were $371,876 as compared with $570,819 for the comparable period ended December 31, 2001. In 2002, the company scaled back in several areas.

Legal Fees expenses for the twelve-month period ended December 31, 2002 were $130,899 as compared with $11,896 for the comparable period ended December 31, 2001. The increase in fees is due to additional need for legal consultation on Corporate matters: creation of needed documents and corrected filings with the Secretary of State. Also, this includes the part of the merger costs.

Professional Fees expenses for the twelve-month period ended December 31, 2002 were $75,000 as compared with $0.00 for the comparable period ended December 31, 2001. This includes part of the merger costs.



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


     Pursuant to the Plan and Agreement of Reorganization with eTotalSource, Inc., the following persons were appointed to the Board of Directors as of May 12, 2003: Cody Morrow, Michael Sullinger, Virgil Baker, and Richard Barber. The Company complied with Section 14f of the Securities Exchange Act of 1934 by mailing of Form 14f1 to shareholders ten days prior to the appointment. Biographical information for all directors is included herein.

         The directors who are officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION


TERRY EILERS - CEO Chairman, Director and Founder of eTotalSource, Inc. - 1994-Present - Former VP and Regional Manager, Regional Training Director for Lawyers Title Company, 1984-1987, Creation, operation and sale of Sydney Cambric Publishing 1983-1985 , implemented marketing and management systems, developed and supervising management training and conducting live seminars to nearly 1 million people worldwide for many Fortune 500 companies such as, Bank of America, Coldwell Banker, IBM, Xerox, and First American Financial. Over the past 30 years, his management and computer sales programs have been utilized by major real estate entities, banks, savings and loans, insurance companies, sales and research organizations and publishing companies worldwide such as Norwest Mortgage, Century 21, Sun Trust, Stewart Title Company, and Lawyers Title. 1980-1994. He was appointed President, CEO, and Director of Premium Enterprises on December 31, 2002.

He is a frequent author, having written, and published through Crescent Publishing, Sydney Cambric Publishing and the Disney Corporation-Hyperion Publishing, 12 books concentrated in the real estate, business management and personal development fields. Some of the titles Mr. Eilers has written include:
How to Sell Your Home Fast (Disney/Hyperion), How To Buy the Home You Want (Disney/Hyperion), The Title and Document Handbook (Sydney Cambric), Mortgage Lending Handbook (Sydney Cambric), Mastering Peak Performance (EMR Publishing), Real Estate Calculator Handbook (Sydney Cambric). He has an AA Administration of Justice -Sacramento City College 1971 Extensive Course Work - California State College/Sacramento, Yuba College, Lincoln School of Law 1970-1985

VIRGIL BAKER - CFO Director and founder of eTotalSource, Inc. 1996-Present. Formerly the CFO for AGRICO, a large agriculture corporation 1993-1996 - where he designed and integrated the network programs for the accounting, cash flow and inventory systems on a nationwide basis. Mr. Baker had the added responsibil -ity for all of the International commerce generation. He has a BA Accounting - California State University/Chico - 1992. He was appointed CFO of Premium Enterprises on December 31, 2002 and was appointed as Director in May 2003.

MICHAEL SULLINGER - COO - Secretary - (Director of eTotalSource) - In-house legal counsel of eTotalSource, Inc. Elected to Board of Directors for 2003. Extensive background in development and management of partnerships and joint ventures. Previous private legal practice involved business litigation, forma-tion of business entities and advising principals and directors in the planning and operation of various companies. Has served as a Board of Director on numerous government, business and philanthropic organizations. He has a BA Business - San Francisco State University 1977 JD - California Northern School of Law 1993. He was appointed Director in May 2003 and Secretary of Premium Enterprises on December 31, 2002.

WESLEY WHITING - Assistant Secretary - Current Director of Premium Enterprises, Inc. Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and President, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation (1998 until 2000) and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to date and Aqusition Lending, Inc. (2000 to date). He was director and Vice President of Utilitec, Inc, 1999 to 2002. He was president of Premium Enterprises, Inc. from October, 2002 to December 30, 2002 and has been a director since October 2002. He is a director and Secretary of BSA Satellink, Inc. and is a director and Secretary of SDE Holdings 2, Inc. He has been appointed as President and Director of Quickbyte Software, Inc. as of Spring 2003.

CODY MORROW - Director of eTotalSource, Inc. - President of Morrow Marketing International 1995-present, $200 million+ annual sales nationally and internationally. Current direct business operations in Europe, Thailand and India. Many years experience in opening foreign markets. Prior to Morrow Marketing, Cody was President of Monarch Development Corporation 1989-1993 a Southern California based Real Estate Development Company. He was appointed Director of Premium Enterprises in May 2003.

RICHARD BARBER - Director of eTotalSource,  Inc. - Founder and senior partner of
A. Richard Barber & Associates 1983- Present, a literary agency and consultant to numerous major publishing companies. He was also the Director of Development for Network Enterprises, Inc., 1969-1983 where he supervised the creations and writing of television and film properties. Former Director and Senior Editor of Public Relations, for Viking Penguin, Inc. Lecturer in publishing at New York, Harvard and Radcliff Universities, 1971- 1989. Mr. Barber's Extensive Academic Background is as follows: Phillips Exeter Academy, Exeter Fellow in History (1963-1965), Columbia University, M.A, Ph.D (1962-1963). Course work at Dartmouth College, Special Dartmouth Fellow, A.B., and study programs with Corey Ford at Harvard, William & Mary, University of Michigan, British Museum, Oxford University and Columbia University (1961-1962). He was appointed Director of Premium Enterprises in May 2003.


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

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of the registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(a) forms they file.


        The following persons failed to file Forms required under Section 16a for year 2002 on a timely basis:


Ronald D. Morrow                        Form 3, Form 5
Terry Eilers                            Form 3, Form 5
Michael Sullinger                       Form 3, Form 5
Wesley F. Whiting                       Form 3, Form 5
Cody Morrow                             Form 3, Form 5
Clark Davenport                         Form 3, Form 5


Item 10.          Executive Compensation
---------------------------------------------


         The Company doesn't have any employee incentive stock option plans.







                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                          Annual Compensation                          Awards
Name & Principal               Year    Salary      Bonus      Other         Restricted       Securities                    ALL
Position                               ($)         ($)        Annual        Stock            Underlying      LONG TERM     OTHER
                                                              Comp-         Award(s)         Options/SARS   COMPENSATION   COMPENSA-
                                                              ensation      ($)              (#)              / OPTION     TION
                                                              ($)
------------------------------------------------------------------------------------------------------------------------------------
Ronald D. Morrow,
President (Resigned 2002)      2000    0           0          0             0                0                  0             0
                               2001    $50,000*    0          0             0                0                  0             0
                               2002    0           0          0             0                0                  0             0
------------------------------------------------------------------------------------------------------------------------------------
Terry Eilers, President,       2000    $50,000     0          0             0                0                  0             0
CEO                            2001    $111,000    0          0             0                200,000            0             0
                               2002    $37,000     0          0             0                100,000            0             0
------------------------------------------------------------------------------------------------------------------------------------
Michael Sullinger,             2000    0           0          0             0                0                  0             0
Secretary, COO, Legal Counsel  2001    0           0          0             0                0                  0
                               2002    0           0          0             0                200,000            0             0
------------------------------------------------------------------------------------------------------------------------------------
Wesley F. Whiting,             2002    0           0          10,000 shares 0                0                  0             0
Assistant Secretary
(Former Pres., resigned 2003)
------------------------------------------------------------------------------------------------------------------------------------
Virgil Baker, CFO              2000    $27,000     0          0             0                0                  0             0
                               2001    $72,000     0          0             0                200,000            0
                               2002    $18,000     0          0             0                100,000            0             0
------------------------------------------------------------------------------------------------------------------------------------


        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)


         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                          Directors' Compensation for Last Fiscal Year
                                     -----------------------

Name                          Annual     Meeting  Consulting    Number     Number of                   ALL
                              Retainer   Fees     Fees/Other    of         Securities    LONG TERM     OTHER
                              Fee ($)    ($)      Fees ($)      Shares     Underlying   COMPENSATION   COMPENSA-
                                                                (#)        Options        / OPTION     TION
                                                                           SARs(#)
------------------------------------------------------------------------------------------------------------------
A. Director          2002       0             0        0            0              0           0             0
   Ronald D. Morrow  2001       0             0        0            0              0           0             0
   (Resigned)

B. Director          2002       0             0        0            0              0           0             0
   Terry Eilers      2001       0             0        0            0              0           0             0

C. Director          2002       0             0        0            0              0           0             0
   Michael Sullinger 2001       0             0        0            0              0           0             0
   (Designee)

D. Director          2002       0             0        0            0              0           0             0
   Virgil Baker      2001       0             0        0            0              0           0             0
   (Designee)

E. Director          2002       0             0        0            0              0           0             0
   Cody Morrow       2001       0             0        0            0              0           0             0
   (Designee)

F. Director          2002       0             0        0            0              25,000      0             0
   Richard Barber    2001       0             0        0            0              0           0             0
   (Designee)


G. Wesley F. Whiting 2002       0             0        0            0              0           0             0
   (Resigned 2003)   2001       0             0        0            0              0           0             0



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




SHAREHOLDER/                                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                               PERCENTAGE
--------------------------------------------------------------------------------------------
Terry Eilers                                8,399,457                             48%
1510 Poole Boulevard                        300,000 options (1)
Yuba City, CA  95993

Clark Davenport                             1,535,386                             7.7%
1510 Poole Boulevard
Yuba City, CA  95993

Morrow Revocable Trust                      1,645,056                             8.2%
(John Morrow)
12655 Rough & Ready
Grass Valley, CA  95945

Michael Sullinger                           68,544                                .3%
1510 Poole Boulevard                        200,000 options (1)                   1%
Yuba City, CA  95993

Virgil Baker                                987,033                               5.6
1510 Poole Boulevard                        300,000 options (1)                   1.6%
Yuba City, CA  95993

Cody Morrow                                 1,645,056                             9.3%
1510 Poole Boulevard
Yuba City, CA  95993

Richard Barber                              584,352                               3%
1510 Poole Boulevard                        25,000 options (1)                    .1%
Yuba City, CA  95993

Wesley Whiting                              75,000                                .4%
10200 W. 44th Ave., Suite 210E
Wheat Ridge, CO  80033


All directors and executive                 11,759,442                             66.9%
officers as a group (2 persons)             12,584,442                             68.4%


Each principal shareholder has sole investment power and sole voting power over the shares.



(1)     Options exercisable within 60 days computed pursuant to Section 13.

(2)     Includes total options exercisable as mentioned in (1) above.

Item 12.       Certain Relationships and Related Transactions
---------------------------------------------------------------

         No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise, except that pursuant to the Plan and Agreement of Reorganization with eTotalsource, Inc. certain persons received shares:

        Terry Eilers                                8,372,039

        Clark Davenport                             1,535,386

        Morrow Revocable Trust                      1,645,056
        (John Morrow)

        Michael Sullinger                           200,000

        Virgil Baker                                300,000

        Richard Barber                              25,000

        Wesley Whiting                              75,000


        The following persons have options to purchase shares:


                                                Option Grant
                                Shares          Date            Vesting Date    Option Price     Expiry Date
                                ------          -----------     -----------     ------------     -----------
        Terry Eilers            200,000         12/17/2001      3/1/01          $.50             12/15/2011
        Terry Eilers            100,000         12/15/2002      2/15/02         $.50             12/12/2012
        Virgil Baker            200,000         12/17/2001      3/1/01          $.50             12/15/2011
        Virgil Baker            100,000         12/15/2002      2/15/02         $.50             12/12/2012
        Michael Sullinger       200,000         12/15/2002      2/15/02         $.50             12/12/2012
        Richard Barber          25,000          12/17/2001      12/17/01        $.50             12/15/2011
        Richard Barber          25,000          12/15/2002      2/17/02         $.50             12/15/2012


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


DATED:  May 21, 2003



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


                                              Directors:

                                              /s/ Wesley F. Whiting
                                              ------------------------
                                              Wesley F. Whiting


                                              /s/ Terry Eilers
                                              ------------------------
                                              Terry Eilers



                                              /s/ Virgil Baker
                                              ------------------------
                                              Virgil Baker, CFO

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Terry Eilers, certify that:

1. I have reviewed this annual report on Form 10-KT/A of Premium Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 21, 2003


/s/ Terry Eilers
-----------------------
Terry Eilers, CEO

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Virgil Baker, certify that:

1. I have reviewed this annual report on Form 10-KT/A of Premium Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 21, 2003


/s/ Virgil Baker
-----------------------
Virgil Baker, CFO

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