Form 10QSB
period 2003-06-30
ETOTALSOURCE INC
filed 2003-08-13
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: June 30, 2003


                         Commission file number 33-49797

                               eTOTALSOURCE, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                            PREMIUM ENTERPRISES, INC.
                            -------------------------
                          (Former name of Registrant)


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

Yes [X]  No [_]

As of June 30, 2003, 19,254,207 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by eTotalSource, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-KSB.

                            PREMIUM ENTERPRISES, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)

                            Premium Enterprises, Inc.
                   Consolidated Condensed Financial Statements
                                Table of Contents

                                                                            PAGE

Consolidated Condensed Financial Statements

              Balance Sheet                                                  F-1

              Statement of Operations                                        F-2

              Statement of Cash Flows                                        F-3

              Statement of Stockholders' Equity (Deficit)                    F-4

              Notes to Condensed Financial Statements                        F-5


eTotalSource, Inc.
(Formerly Premium Enterprises, Inc.)
Consolidated Condensed Balance Sheet

                                                                                                     June 30, 03      Dec 31, 02
                                                                                                   ---------------  ---------------
ASSETS                                                                                              (Unaudited)
Current Assets
Cash                                                                                                     $ 38,232         $ 50,326
Accounts receivable                                                                                        39,043            7,764
Other current assets                                                                                            -           40,358
                                                                                                   ---------------  ---------------
Total Current Assets                                                                                       77,275           98,448
                                                                                                   ---------------  ---------------
Property & Equipment
Equipment                                                                                                  92,543           98,821
Building and land                                                                                               -          900,000
                                                                                                   ---------------  ---------------
                                                                                                           92,543          998,821
   Less accumulated depreciation                                                                          (48,692)         (91,540)
                                                                                                   ---------------  ---------------
                                                                                                           43,850          907,281
                                                                                                   ---------------  ---------------
Other Assets
Patents applications and trademarks, less 9,380 and 7,363 accumulated amortization                         30,958           32,975
                                                                                                   ---------------  ---------------
Deposits                                                                                                    3,962            3,976
                                                                                                   ---------------  ---------------
                                                                                                           34,920           36,951

Total Assets                                                                                            $ 156,045      $ 1,042,680
                                                                                                   ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable                                                                               $ 425,000        $ 575,000
Other notes payable                                                                                       677,000          243,743
Current maturities of mortgages payable                                                                         -          814,501
Judgements payable                                                                                        204,788          209,787
Accounts payable                                                                                          309,899          315,586
Accrued compensation payable                                                                              683,276          625,937
Accrued interest payable                                                                                  269,366          290,550
Other accrued liabilities                                                                                     846           12,293
Deferred revenue                                                                                          135,000          157,500
                                                                                                   ---------------  ---------------
Total Current Liabilities                                                                               2,705,175        3,244,897

Mortgage Payable, less current maturities                                                                       -          419,545
                                                                                                   ---------------  ---------------
Commitments and Contingencies                                                                                   -                -

Total Liabilities                                                                                       2,705,175        3,664,442
                                                                                                   ---------------  ---------------
Stockholders' Equity (Deficit)
Common stock; no par value; 20 million shares authorized,
  19,254,207 shares issued and outstanding                                                              2,149,866        1,381,311
Accumulated (deficit)                                                                                  (4,698,997)      (4,003,073)
Total Stockholders' Equity                                                                             (2,549,131)      (2,621,762)
                                                                                                   ---------------  ---------------
Total Liabilities and Stockholders' Equity (Deficit)                                                    $ 156,045      $ 1,042,680
                                                                                                   ===============  ===============


                            See accompanying notes.


eTotalSource, Inc.
(Formerly Premium Enterprises, Inc.)
Consolidated Condensed Statement of Operations
(Unaudited)
                                                                         Three Months Ended June 30,       Six Months Ended June 30,
                                                                        -----------------------------      -------------------------
                                                                             2003            2002            2003             2002
                                                                  ----------------  -------------- ---------------  ---------------
Revenues                                                                 $ 94,646        $ 36,495       $ 146,200         $ 68,401

General and Administrative Expenses                                       188,284         243,437         354,911          548,258
                                                                  ----------------  -------------- ---------------  ---------------
Operating Income (Loss)                                                   (93,638)       (206,942)       (208,711)        (479,857)

Other Income (Expense)
Gain on sale of building                                                  205,705               -         205,705                -
Interest expense                                                         (119,682)        (76,627)       (315,471)        (129,788)
Rental income (loss)                                                       (3,159)          2,576             460            7,679
Other                                                                    (378,029)           (558)       (377,907)            (558)
                                                                  ----------------  -------------- ---------------  ---------------
Total Other Income (Expense)                                             (295,164)        (74,608)       (487,212)        (122,666)
                                                                  ----------------  -------------- ---------------  ---------------
Net (Loss)                                                             $ (388,802)     $ (281,551)     $ (695,923)      $ (602,523)
                                                                  ================  ============== ===============  ===============

Basic and Diluted (Loss) per Share                                        $ (0.02)        $ (0.02)        $ (0.04)         $ (0.04)
                                                                  ================  ============== ===============  ===============

Weighted Average Common Shares Outstanding                             18,301,090      17,031,870      17,935,153       17,031,870
                                                                  ================  ============== ===============  ===============


                            See accompanying notes.


eTotalSource, Inc.
(Formerly Premium Enterprises, Inc.)
Consolidated Condensed Statement of Cash Flows
(Unaudited)

                                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                                             ---------------------------   -------------------------
                                                                             2003            2002            2003             2002
                                                                            ------          ------          ------           ------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                             $ (388,802)     $ (281,551)       (695,923)        (602,523)
Depreciation and amortization                                               8,999          10,785          20,337           21,580
Gain on sale of building                                                 (205,705)                       (205,705)
Loss of retirement of assets                                                2,890             558           2,890              558
Stock issued for services                                                 375,300               -         375,300                -
Stock issued for accrued interest                                          10,670               -          10,670                -
Stock options and warrants issued for services                             14,986          15,821          29,808           16,534
Stock warrants issued in lieu of interest                                  59,118          32,660         202,777           41,858
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                (31,023)            546         (31,278)          (3,147)
Decrease (increase) in other current assets                                 2,920           1,830          40,358           (1,903)
Increase (decrease) in payables, credit cards and accrued liabilities     (35,028)        176,404          14,021          358,326
Increase (decrease) in deferred revenue                                   (11,250)        (11,250)        (22,500)         (22,500)
                                                                  ----------------   ------------- ---------------  ---------------
Net Cash (Used in) Operating Activities                                  (196,923)        (54,197)       (259,245)        (191,216)
                                                                  ----------------   ------------- ---------------  ---------------
Cash Flows From (Used in) Investing Activities:
Net proceeds from sale of building                                        142,596               -         142,596                -
Purchase of equipment                                                        (161)              -            (818)            (322)
(Increase) in patents applications and trademarks                               -          (8,906)              -           (8,906)
Decrease (increase) in deposits                                              (280)          3,909              14            3,909
                                                                  ----------------   ------------- ---------------  ---------------
Net Cash (Used in) Investing Activities                                   142,155          (4,997)        141,792             (322)
                                                                  ----------------   ------------- ---------------  ---------------
Cash Flows From (Used in) Financing Activies:

Proceeds from issuance of notes payable                                    50,000           7,823         110,000          (25,000)
Proceeds (Payments) on mortgage payables                                     (961)         (2,568)         (4,642)          73,418
Proceeds from sale of stock                                                     -          50,000               -          150,000
                                                                  ----------------   ------------- ---------------  ---------------
Net Cash From Financing Activities                                         49,039          55,255         105,358          198,418
                                                                  ----------------   ------------- ---------------  ---------------
Increase (decrease) in Cash and Cash Equivalents                           (5,729)         (3,940)        (12,095)           6,879

Cash and Cash Equivalents - Beginning of Period                            43,962           6,162          50,326              341
                                                                  ----------------   ------------- ---------------  ---------------
Cash and Cash Equivalents - End of Period                                $ 38,232         $ 2,223        $ 38,232          $ 7,220
                                                                  ================   ============= ===============  ===============


                            See accompanying notes.


                                       eTotalSource, Inc.
                              (Formerly Premium Enterprises, Inc.)
                    Consolidated Statement of Stockholders' Equity (Deficit)

                                                      Common Stock                           Accumulated
                                                         Shares             Amount            (Deficit)             Total
                                                    ------------------  ------------------ --------------------  ------------------
December 31, 2002                                         17,565,151         $ 1,381,311         $ (4,003,073)       $ (2,621,762)

     Stock issued for services ($.35 per share)            1,200,000             372,000                                  372,000

     Stock issued for Interest ($.11 per share)               30,000               3,300                                    3,300

     Conversion of promissory notes                          459,056             160,670                                  160,670

     Options and warrants issued to
         consultants and lenders                                                 232,585                                  232,585

      Net (loss)                                                                                     (695,923)           (695,923)
                                                   ------------------  ------------------ --------------------  ------------------
June 30, 2003                                             19,254,207         $ 2,149,866         $ (4,698,996)       $ (2,549,130)
                                                   ==================  ================== ====================  ==================


                            See accompanying notes.

eTotalSource, Inc.
(Formerly Premium Enterprises, Inc.)
Notes to Consolidated Condensed Financial Statements

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of eTotalSource, Inc. (formerly Premium Enterprises, Inc. - the "Company" or "eTotalSource") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KT filed by eTotalSource on April 16, 2003.

There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2002 financial statements filed by the Company on Form 10-KT. Those conditions continued during the second quarter of 2003: operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of June 30, 2003, current liabilities exceed current assets by approximately $2.6 million.

Note B - Notes Payable

On March 24, 2003, the Company borrowed $60,000 from an unrelated individual on a short-term basis requiring repayment, including interest at 15%, from May through July 2003. The promissory note is secured by a UCC filing on a Company contract. In addition, as a financing incentive the lender received warrants to purchase common stock at 50% of the quoted market price per share up to a total aggregate value of $9,000. The value of these warrants is being amortized over the term of the loan.

On April 15, 2003, the Company borrowed $50,000 from an unrelated individual. The promissory note is due in June 2003, carries a stated interest rate of 10% per annum and can be extended for an additional 30 days. As additional consideration, the note holder received warrants to purchase 50,000 shares of common stock at $.50 per share for two years.

In May 2003, convertible notes payable totaling $150,000 notes payable and related accrued interest of $10,670 was converted into 306,914 shares of common stock.

eTotalSource, Inc.
(Formerly Premium Enterprises, Inc.)
Notes to Consolidated Condensed Financial Statements


On June 12, 2003, the company borrowed $40,000 from an unrelated individual. The promissory note is due in January 2004, with interest at 15%.

Note C - Events Subsequent to June 30, 2003

On June 17, 2003, the shareholders voted to amend the articles of incorporation to change the name of the Company to eTotalSource, Inc. and for a one-for-four reverse split of its common stock, effective September 30, 2003. The reverse split will be reflected in the third quarter Form 10-QSB.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 2003, eTotalSource, Inc. (formerly Premium Enterprises, Inc. - the "Company") had $77,275 in current assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had $38,232 in cash or cash equivalents. There was no significant change in working capital during this quarter.

On June 9, 2003, the Company sold the building and land to a current note holder for $1,050,000. As a result of this transaction, the following notes were paid:
$243,885 plus accrued interest; $428,919 plus additional interest and prepayment penalty; $234,600 and $40,000. Also, unpaid property tax was paid and other miscellaneous monies owed to the note holders above. As a result of this transaction, the Company received net proceeds totaling $141,940 and a recognized a gain on the sale of $205,705.

Results of Operations

The Company recognized a loss for the three-month period ended June 30, 2003 in the amount of $(388,802), $(.02) per share, as compared with a loss of $(281,551), $(.02) per share for the corresponding period ended June 30, 2002. In the first six months of the fiscal year, the Company recognized a loss in the amount of $(695,923), $(.04) per share, as compared to $(602,523), $(.04) per share, for the corresponding six month period ended June 30, 2002.

Revenues for the three-months ended June 30, 2003 were $94,646 versus $36,495 for the corresponding 2002 period, representing a 159.3% increase. The increase was attributable to post-production projects from the U.S. Department of Defense ("DOD"). Quarterly revenues in 2003 from DOD were $55,560, as compared to $0.00 for 2002, an increase of $55,560. Revenue from DOD will vary from quarter to quarter, due to the timing of the completion of contracts. Revenues for the first six months of the fiscal year ended June 30, 2003 were $146,200 versus $68,401 for the corresponding 2002 period, representing a 113.7% increase. The increase was attributable to Post-Production projects from the U.S. Department of Defense ("DOD").

Operating expenses for the three-month period ended June 30, 2003 were $188,284 as compared with $243,437 for the comparable 2002 period, a decrease of $55,153. The decrease was primarily due to a reduction in employees. Payroll expenses for the three-month period ended June 30, 2003 were $110,553 less than the comparable 2002 period. Operating expenses for the first six months of the fiscal year ended June 30, 2002 were $354,911 as compared with $548,258 for the comparable 2002 period, a decrease of $193,347. The decrease was primarily due to a reduction in employees.

Interest expense for the three-month period ended June 30, 2003 was $119,682 as compared with $76,627 for the corresponding 2002 period, as the result of increased indebtedness to finance operations and amortization of the fair value of warrants issued as incentives to lenders. Similarly, interest expense for the first six months of the fiscal year ended June 30, 2003 increased to $315,471 as compared with $129,788 for 2002.

Analysis of Financial Condition

There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2002 financial statements filed by the Company on Form 10-KT. Those conditions continued during the second quarter of 2003: operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of June 30, 2003, current liabilities exceed current assets by approximately $2.6 million.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Contractual Obligations and Commercial Commitments
As of June 30, 2003, the following written obligations were outstanding:


                                                           Payments Due by Period
                                Less than                                               After
Contractual Obligations          1 year          2-3 years     4-5 years              5 years            Total
-----------------------       ------------    ------------    ------------   ---------------    ---------------
Short Term Debt                $ 1,102,000          $ .00           $ .00              $ .00      $ 1,102,000
                              ------------    ------------    ------------   ---------------    ---------------

Total contractual cash
obligations                    $ 1,102,000          $ .00           $ .00              $ .00      $ 1,102,000
                              ============    ============    ============   ===============    ================


As of June 9, 2003, the Company leases their corporate offices in Yuba City, California under the terms of a lease, which is from month to month with no expiration date. Monthly payments under the lease are approximately $3,010.

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


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 2.  Changes in Securities

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.   Exhibits and Reports on Form 8-K

        a.  Exhibits:  31.1, 31.2, 32.1, and 32.2

        b.  Reports on Form 8-K:  8-K filed on 7/17/03

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eTotalSource, Inc.
                                       (formerly Premium Enterprises, Inc.)
                                       (Registrant)

Dated:  8/12/03                        Terry L. Eilers

                                       Terry L. Eilers
                                       President and Director