Form 10-KT/A
period 2002-12-31
ETOTALSOURCE INC
filed 2003-08-20
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KT/A


                                  AMENDMENT #2


                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


       For the transitional period from July 1, 2002 to December 31, 2002
                        Commission file number 000-49797



                               eTOTALSOURCE, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)



                           Premium Enterprises, Inc.
                         -----------------------------
             (Former name of registrant as specified in its charter)

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



SHAREHOLDER/                                NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                               PERCENTAGE
--------------------------------------------------------------------------------------------
Terry Eilers                                8,399,457                             48%
1510 Poole Boulevard                        300,000 options (1)                   1.6%
Yuba City, CA  95993

Clark Davenport                             1,535,386                             7.7%
1510 Poole Boulevard
Yuba City, CA  95993

Morrow Revocable Trust                      1,645,056                             8.2%
(beneficially Cody Morrow & Family)         200,000 options (1)                   1%
12655 Rough & Ready
Grass Valley, CA  95945

Michael Sullinger                           68,544                                .3%
1510 Poole Boulevard                        200,000 options (1)                   1%
Yuba City, CA  95993

Virgil Baker                                987,033                               5.6%
1510 Poole Boulevard                        300,000 options (1)                   1.6%
Yuba City, CA  95993

Richard Barber                              584,352                               3%
1510 Poole Boulevard                        50,000 options (1)                    .2%
Yuba City, CA  95993

Wesley Whiting                              75,000                                .4%
10200 W. 44th Ave., Suite 210E
Wheat Ridge, CO  80033


All directors and executive                 11,759,442                             65.5%
officers as a group (6 persons)             12,809,442                             70.9%


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


        Terry Eilers                                8,399,457 shares
                                                      300,000 options

        Clark Davenport                             1,535,386 shares

        Morrow Revocable Trust                      1,645,056 shares
        (beneficially Cody Morrow & Family)           200,000 options

        Michael Sullinger                              68,544 shares
                                                      200,000 options

        Virgil Baker                                  987,033 shares
                                                      300,000 options

        Richard Barber                                584,352 shares
                                                       50,000 options

        Wesley Whiting                                 75,000 shares

        The following persons have options to purchase shares:


                                                Option Grant
                                Shares          Date            Vesting Date    Option Price     Expiry Date
                                ------          -----------     -----------     ------------     -----------
        Terry Eilers            200,000  *      12/17/2001      3/1/02          $.50             12/15/2011
        Terry Eilers            100,000  *      12/15/2002      2/15/03         $.50             12/12/2012
        Virgil Baker            200,000  *      12/17/2001      3/1/02          $.50             12/15/2011
        Virgil Baker            100,000  *      12/15/2002      2/15/03         $.50             12/12/2012
        Michael Sullinger       200,000  *      12/15/2002      2/15/03         $.50             12/12/2012
        Richard Barber           25,000  *      12/17/2001      2/17/02         $.50             12/15/2011
        Richard Barber           25,000  *      12/15/2002      2/17/03         $.50             12/15/2012
        Morrow Revocable Trust
        (beneficially           200,000  *      12/17/2001      3/1/02          $.50             12/15/2011
         Cody Morrow & Family)

* Were assumed by Premium Enterprises, Inc. as part of reorganization.

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



31.1 & 31.2       Certifications

32.1 & 31.2       Sarbanes Oxley Certifications

                                   SIGNATURES:
                                   -----------

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED:  August 15, 2003



                                             eTOTALSOURCE, INC.
                                             f/k/a Premium Enterprises, Inc.


                                              /s/Terry Eilers
                                              ------------------------
                                              Terry Eilers
                                              President and CEO


                                              Directors:


                                              /s/Terry Eilers
                                              ------------------------
                                              Terry Eilers

                                              /s/Virgil Baker
                                              ------------------------
                                              Virgil Baker

                                              /s/Michael Sullinger
                                              ------------------------
                                              Michael Sullinger

                                              /s/Cody Morrow
                                              ------------------------
                                              Cody Morrow

                                              /s/Richard Barber
                                              ------------------------
                                              Richard Barber

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

Reorganization. On December 30, 2002, PMN acquired 91% of the preferred and common stock of eTotalSource, Inc. ("eTS" - incorporated in California on February 7, 2000), pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of PMN common stock to eTS shareholders. Immediately after the transaction, the eTS shareholders owned approximately 88.5% of the Company's common stock. Coincident with the transaction, PMN changed its fiscal year from June 30 to December 31.

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