Form 10QSB
period 2003-09-30
ETOTALSOURCE INC
filed 2003-11-14
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 2003


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

Yes [X]  No [_]

As of September 30, 2003, 19,254,207 shares of common stock were outstanding.

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

              Balance Sheet                                                  F-1

              Statement of Operations                                        F-2

              Statement of Cash Flows                                        F-3

              Statement of Stockholders' Equity (Deficit)                    F-4

              Notes to Condensed Financial Statements                        F-5
                               eTotalSource, Inc.
                      (Formerly Premium Enterprises, Inc.)
                   Consolidated Condensed Financial Statements

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

              Statement of Operations                                     F-2

              Statement of Cash Flows                                     F-3

              Statement of Stockholders' Equity (Deficit)                 F-4

              Notes to Condensed Financial Statements                     F-5


                       eTotalSource, Inc.
                      (Formerly Premium Enterprises, Inc.)
              Consolidated Condensed Balance Sheet
                                                                                                     Sept 30, 03       Dec 31, 02
ASSETS                                                                                               (Unaudited)
                                                                                                   ----------------  ---------------
Current Assets
Cash                                                                                                      $ 57,946         $ 50,326
Accounts receivable                                                                                              -            7,764
Other current assets                                                                                             -           40,358
                                                                                                   ----------------  ---------------
Total Current Assets                                                                                        57,946           98,448
                                                                                                   ----------------  ---------------
Property & Equipment
Equipment                                                                                                   93,961           98,821
Building and land                                                                                                -          900,000
                                                                                                   ----------------  ---------------
                                                                                                            93,961          998,821
   Less accumulated depreciation                                                                           (52,838)         (91,540)
                                                                                                   ----------------  ---------------
                                                                                                            41,123          907,281
                                                                                                   ----------------  ---------------
Other Assets
Patents applications and trademarks, less $10,388 and $7,363 accumulated amortization                       29,950           32,975
Deposits                                                                                                     3,962            3,976
                                                                                                   ----------------  ---------------
                                                                                                            33,912           36,951
                                                                                                   ----------------  ---------------
Total Assets                                                                                             $ 132,981      $ 1,042,680
                                                                                                   ================  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable                                                                                $ 352,500        $ 575,000
Other notes payable                                                                                        897,000          243,743
Current maturities of mortgages payable                                                                          -          814,501
Judgements payable                                                                                         204,788          209,787
Accounts payable                                                                                           292,559          315,586
Accrued compensation payable                                                                               691,983          625,937
Accrued interest payable                                                                                   277,946          290,550
Other accrued liabilities                                                                                      423           12,293
Deferred revenue                                                                                           123,750          157,500
                                                                                                   ----------------  ---------------
Total Current Liabilities                                                                                2,840,948        3,244,897

Mortgage Payable, less current maturities                                                                        -          419,545

Commitments and Contingencies                                                                                    -                -

Total Liabilities                                                                                        2,840,948        3,664,442
                                                                                                   ----------------  ---------------
Stockholders' Equity (Deficit)
Common stock; no par value; 20 million shares authorized,
  19,254,207 shares issued and outstanding                                                               2,225,346        1,381,311
Accumulated (deficit)                                                                                   (4,933,314)      (4,003,073)
                                                                                                   ----------------  ---------------
Total Stockholders' Equity                                                                              (2,707,968)      (2,621,762)
                                                                                                   ----------------  ---------------
Total Liabilities and Stockholders' Equity (Deficit)                                                     $ 132,981      $ 1,042,680
                                                                                                   ================  ===============

                            See accompanying notes.


                               eTotalSource, Inc.
                      (Formerly Premium Enterprises, Inc.)
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)

                                                      Three Months Ended September 30,   Nine Months Ended Sept 30,
                                                                   2003            2002             2003             2002
                                                        ----------------  -------------- ----------------  ---------------

Revenues                                                       $ 34,757       $ 105,188        $ 180,957        $ 173,589

General and Administrative Expenses                             178,797         218,191          533,708          766,449
                                                        ----------------  -------------- ----------------  ---------------
Operating Income (Loss)                                        (144,040)       (113,003)        (352,750)        (592,860)

Other Income (Expense)
Gain on sale of building                                              -               -          205,705                -
Interest expense                                                (91,504)        (43,285)        (406,975)        (173,073)
Rental income (loss)                                               (108)            974              352            8,654
Other                                                             1,335            (711)        (376,572)          (1,269)
                                                        ----------------  -------------- ----------------  ---------------
Total Other Income (Expense)                                    (90,278)        (43,022)        (577,490)        (165,688)
                                                        ----------------  -------------- ----------------  ---------------
Net (Loss)                                                   $ (234,317)     $ (156,025)      $ (930,240)      $ (758,548)
                                                        ================  ============== ================  ===============

Basic and Diluted (Loss) per Share                              $ (0.01)        $ (0.01)         $ (0.05)         $ (0.04)
                                                        ================  ============== ================  ===============

Weighted Average Common Shares Outstanding                   19,254,207      17,143,199       18,379,667       17,069,387
                                                        ================  ============== ================  ===============





                            See accompanying notes.


                               eTotalSource, Inc.
                      (Formerly Premium Enterprises, Inc.)
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                      Three Months Ended Sept 30,     Nine Months Ended Sept 30,
                                                                             2003            2002             2003             2002
                                                                  ----------------  -------------- ----------------  ---------------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                             $ (234,317)     $ (156,025)        (930,240)        (758,548)
Depreciation and amortization                                               5,154          10,733           25,491           32,035
Gain on sale of building                                                        -               -         (205,705)               -
Loss of retirement of assets                                                    -             711            2,891            1,547
Stock issued for services                                                       -               -          375,300                -
Stock issued for accrued interest                                               -               -           10,670                -
Stock options and warrants issued for services                             15,151           9,226           44,959           25,760
Stock warrants issued in lieu of interest                                  60,329          (9,198)         263,106           32,660
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                 39,043           3,847            7,764              700
Decrease (increase) in other current assets                                     -          (1,755)          40,358           (3,657)
Increase (decrease) in payables, credit cards and accrued liabilities        (477)        146,205           13,544          504,532
Increase (decrease) in deferred revenue                                   (11,250)        (11,250)         (33,750)         (33,750)
                                                                  ----------------  -------------- ----------------  ---------------
Net Cash (Used in) Operating Activities                                  (126,367)         (7,505)        (385,612)        (198,722)
                                                                  ----------------  -------------- ----------------  ---------------
Cash Flows From (Used in) Investing Activities:
Net proceeds from sale of building                                              -               -          142,596                -
Purchase of equipment                                                      (1,419)              -           (2,237)            (322)
(Increase) in patents applications and trademarks                               -            (562)               -           (9,469)
Decrease (increase) in deposits                                                 -               -               14            3,909
                                                                  ----------------  -------------- ----------------  ---------------
Net Cash (Used in) Investing Activities                                    (1,419)           (562)         140,374           (5,881)
                                                                  ----------------  -------------- ----------------  ---------------
Cash Flows From (Used in) Financing Activies:
Payments on Notes Payable                                                (102,500)              -         (102,500)               -
Proceeds from issuance of notes payable                                   250,000           9,274          360,000           62,939
Payments on mortgages payable                                                   -          (2,566)          (4,642)          (7,813)
Proceeds from sale of stock                                                     -               -                -          150,000
                                                                  ----------------  -------------- ----------------  ---------------
Net Cash From Financing Activities                                        147,500           6,709          252,858          205,126
                                                                  ----------------  -------------- ----------------  ---------------
Increase (decrease) in Cash and Cash Equivalents                           19,714          (1,359)           7,619              523

Cash and Cash Equivalents - Beginning of Period                            38,232           2,223           50,326              341
                                                                  ----------------  -------------- ----------------  ---------------
Cash and Cash Equivalents - End of Period                                $ 57,946           $ 864         $ 57,946            $ 864
                                                                  ================  ============== ================  ===============


                            See accompanying notes.



                                               eTotalSource, Inc.
                                      (Formerly Premium Enterprises, Inc.)
                            Consolidated Statement of Stockholders' Equity (Deficit)
                                                   (Unaudited)


                                                             Common Stock                       Accumulated
                                                                Shares            Amount         (Deficit)            Total
                                                        ----------------  ----------------- -----------------  -----------------
 December 31, 2002                                           17,565,151        $ 1,381,311      $ (4,003,073)      $ (2,621,762)

      Stock issued for services ($.35 per share)              1,200,000            372,000                              372,000

      Stock issued for Interest ($.11 per share)                 30,000              3,300                                3,300

      Conversion of promissory notes                            459,056            160,670                              160,670

      Options and warrants issued to
          consultants and lenders                                                  308,065                              308,065

       Net (loss)                                                                                   (930,240)          (930,240)
                                                        ----------------  ----------------- -----------------  -----------------
September 30, 2003                                           19,254,207        $ 2,225,346      $ (4,933,313)      $ (2,707,967)
                                                        ================  ================= =================  =================




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

In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2003. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KT filed by eTotalSource on April 16, 2003.

There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2002 financial statements filed by the Company on Form 10-KT. Those conditions continued during the third quarter of 2003: operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of September 30, 2003, current liabilities exceed current assets by approximately $2.8 million.

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

On August 8, 2003, the Company borrowed $250,000 from an unrelated trust. The promissory note carries a stated interest rate of 10% per annum. This note is a revolving credit obligation and eTotalSource can repay and borrow up to the amount of the note. As additional consideration, the note holder will receive, on August 8, 2004, 100,000 shares of eTotalSource common stock. The approximate value of the shares ($8,900) is being accrued ratably over the twelve month period.


Note C - Events Subsequent to September 30, 2003

On June 17, 2003, the shareholders voted to amend the articles of incorporation to change the name of the Company to eTotalSource, Inc. and for a one-for-four reverse split of its common stock. As of November 3, 2003, the stock split had not taken place.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 2003, eTotalSource, Inc. (formerly Premium Enterprises, Inc. - the "Company") had $57,946 in current assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future. There was no significant change in working capital during this quarter.

On June 9, 2003, the Company sold its building and land to a current note holder for $1,050,000. As a result of this transaction, the following notes were paid:
$243,885 plus accrued interest; $428,919 plus additional interest and prepayment penalty; $234,600 and $40,000. Also, unpaid property tax was paid and other miscellaneous monies owed to the note holders above. As a result of this transaction, the Company received net proceeds totaling $141,940 and recognized a gain on the sale of $205,705.

Results of Operations for the Quarter Ended September 30, 2003 Compared to the quarter Ended September 30, 2002

The Company recognized a loss for the three-month period ended September 30, 2003 in the amount of $(234,317), $(.01) per share, as compared with a loss of $(156,025), $(.01) per share for the corresponding period ended September 30, 2002. In the first nine months of the fiscal year, the Company recognized a loss in the amount of $(930,240), $(.05) per share, as compared to $(758,548), $(.04)
per share, for the corresponding nine month period ended September 30, 2002.

Revenues for the three-months ended September 30, 2003 were $34,757 versus $105,188 for the corresponding 2002 period, representing a 66.9% decrease. The decrease was attributable to a decrease in sales of software. Revenues for the first nine months of the fiscal year ended September 30, 2003 were $180,957 versus $173,589 for the corresponding 2002 period, representing a 4.2% increase. The increase was attributable to Post-Production projects from the U.S. Department of Defense ("DOD").

Operating expenses for the three-month period ended September 30, 2003 were $178,797 as compared with $218,191 for the comparable 2002 period, a decrease of $39,394. The decrease was primarily due to a reduction in employees. Payroll expenses for the three-month period ended September 30, 2003 were $31,697 less than the comparable 2002 period. Operating expenses for the first nine months of the fiscal year ended September 30, 2003 were $533,708 as compared with $766,449 for the comparable 2002 period, a decrease of $232,741. The decrease was primarily due to a reduction in employees.

Interest expense for the three-month period ended September 30, 2003 was $91,504 as compared with $43,285 for the corresponding 2002 period, as the result of increased indebtedness to finance operations and amortization of the fair value of warrants issued and common stock to be issued as incentives to lenders. Similarly, interest expense for the first nine months of the fiscal year ended September 30, 2003 increased to $406,975 as compared with $173,073 for 2002.

Results of Operations for the Nine Month Period Ended September 30, 2003 Compared to Same Period in 2002

The Company had revenues in the period of $180,957 in 2003 compared to $173,589 in 2002. The company incurred general and administrative expenses of $533,708 in 2003 compared to $766,449 in 2002. The company had an extraordinary gain of $205,705 in 2003 in the period on the sale of a building. The Company had interest expense of $406,975 in 2003 compared to $173,073 in 2002. Rental income was $352 in 2003 and $8,654 in 2002. Other expenses involving marketing services were incurred totalling $376,872 in 2003 compared to $1,269 in such expenses in 2002. the total net loss was ($930,240) in 2003 and ($165,688) in 2002. The net loss per share for the period was ($.05) in 2003 compared to ($.04) in 2002.

The Company expects that the trend of operating losses will continue until additional revenues can be generated, and operating expenses adjusted to a more reasonable ratio to revenues.

Analysis of Financial Condition

There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2002 financial statements filed by the Company on Form 10-KT. Those conditions continued during the third quarter of 2003: operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of September 30, 2003, current liabilities exceed current assets by approximately $2.8 million.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Contractual Obligations and Commercial Commitments
As of September 30, 2003, the following written obligations were outstanding:


                                                           Payments Due by Period
                                Less than                                               After
Contractual Obligations          1 year          2-3 years     4-5 years              5 years            Total
-----------------------       ------------    ------------    ------------   ---------------    ---------------

Short Term Debt                $ 1,249,500          $ .00           $ .00             $ .00      $ 1,249,500
                              ------------    ------------    ------------   ---------------    ---------------

Total contractual cash
obligations                    $ 1,249,500           $ .00           $ .00             $ .00     $ 1,249,500
                              ============    ============    ============   ===============     ==============

Effective with the sale of its building and land on June 9, 2003, the Company began leasing its corporate offices in Yuba City, California on a month to month basis with no expiration date. Monthly payments under the lease are approximately $3,010.

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

        a.  Exhibits:  Sarbanes-Oxley 31.1, 31.2, 32.1, and 32.2

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

Dated:  11/13/2003                     /s/ Terry L. Eilers
                                       ----------------------------------------
                                       Terry L. Eilers
                                       President and Director