Form 10KSB
period 2003-12-31
ETOTALSOURCE INC
filed 2004-04-15
CIK 822998

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-KSB


                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934



                   For the fiscal year ended December 31, 2003

                        Commission file number: 33-49797

                               eTOTALSOURCE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

   Colorado                                        84-1066959
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

                    1510 Poole Boulevard, Yuba City, CA 95993
-------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number: (530) 751-9615

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

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                                    Yes  X      No
                                       -----        -----

Aggregate market value of the authorized voting stock held by non-affiliates of the registrant as of December 31, 2003: $0.14 based on the last sale price at year end of $0.14 as reported on the OTC Bulletin Board.

Number of authorized outstanding shares of the registrant's no par value common stock, as of December 31, 2003: 29,549,207.

                                TABLE OF CONTENTS

PART I

     Item 1.   Description of Business
     Item 2.   Description of Property
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters
     Item 6.   Management's Discussion and Analysis or Plan of Operation
     Item 7.   Financial Statements
     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Item 8A.  Controls and Procedures

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     Item 10.  Executive Compensation
     Item 11.  Security Ownership of Certain Beneficial Owners and Management
     Item 12.  Certain Relationships and Related Transactions

PART IV

     Item 13.  Exhibits and Reports on Form 8-K
     Item 14.  Principal Accountant Fees and Services

SIGNATURES

                                     PART I


ITEM 1.            DESCRIPTION OF BUSINESS.
------------------------------------------

The Company was incorporated in Colorado on September 16, 1987 as Premium Enterprises, Inc. On December 20, 2002 Premium Enterprises, Inc. ("Premium") entered into a Plan and Agreement of Reorganization with eTotalSource, Inc. and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource, Inc. in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles to change the name of Premium Enterprises, Inc. to eTotalSource, Inc. ("eTS" hereafter).


HISTORY

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

BUSINESS

On December 20, 2002 the Company entered into a Plan and Agreement of Reorganization with eTotalSource, Inc., and its shareholders whereby the Company is acquiring 91% of the issued and outstanding common stock of eTotalSource, Inc. in exchange for 15,540,001 shares of common stock of the Company.

The contract was completed December 31, 2002. eTotalSource, Inc., a California corporation, is a subsidiary of the Company. The sole business of the Company is that of its subsidiary, eTotalSource, Inc.

General

The Company is a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Some of the current client list include: U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State
University, Logistics Management Institute, First American Title Company and other corporate entities. The Company's clients work with eTS to develop, produce, market, and distribute multimedia development software. eTS is also marketing educational training programs it has produced utilizing its
proprietary   software.

eTotal Source, Inc., a California corporation, was founded in February 2000 with the express goal of designing a better interface for information and education multimedia delivery. Approximately one year after inception, the beta Presenta Pro(TM) platform was completed. Presenta Pro(TM) features back-end development of multi-panel time synchronized presentations and course work, as well as testing, feedback and performance monitoring. Clients are utilizing Presenta Pro(TM) as a platform for distance learning and computer-based training. Presenta Pro(TM) is delivered via the Internet, intranet, or CD/DVD Rom.

The Software and IP The Company has developed a software application, Presenta Pro(TM) that simplifies the production and delivery of multimedia presentations and content while at the same time improving the quality and effectiveness of the presentations. Presenta Pro(TM) is designed with cost saving features and it offers post-production opportunities.

Presenta Pro(TM) features include:

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

PUBLISHING: The Company publishes and produces original content and postproduc-tion services, and participates in the sales and distribution of the final published product.

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

INTELLECTUAL PROPERTY DIFFERENTIATION:

eTS currently has, four patents pending. The Company's technological differentiation is based on high quality and low cost software. Presenta Pro(TM) is easier to use and considerably more flexible than the Company's closest competitor. Management believes that competitors have chosen, via their pricing policies, to alienate most of the business community due to high cost. Presenta Pro(TM) is priced to be affordable and cost/training effective. Presenta Pro's(TM) ease of implementation and quality it a viable choice for authoring software and distance learning tools.

TECHNOLOGY:

The Presenta Pro(TM), Production and Delivery System is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, CD or DVD. The Presenta Pro(TM) system has been created using the Delphi development system. The server portion of Presenta Pro(TM) is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language (XML). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via TCP/IP. The end-user client can be run on any Windows based PC and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand-alone web site. The Company's technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.


                   RISK FACTORS RELATING TO eTS AND BUSINESS

Any person or entity contemplating an investment in the securities offered hereby should be aware of the high risks involved and the hazards inherent therein. Specifically, the investor should consider, among others, the following risks:

Working Capital. The capital needs of eTS consist primarily of production staff costs and marketing of its services and could total over $1,000,000 in the next twelve months. Such funds are not currently committed. eTS has insufficient cash for operations as of the date of this private placement memorandum.

Revenues. eTS currently has revenues but to date expenses of operations have exceeded revenues and the Company has not had profitable operations. Investors are subject to the risk that the Company may never be profitable.

Conflicts of Interest. Certain conflicts of interest may exist between eTS and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of ETLS. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to ETLS. See "Management," and "Conflicts of Interest."

Need for Additional Financing. eTS has very limited funds, and such funds may not be adequate to carryout the business plan. The ultimate success of eTS may depend upon its ability to raise additional capital. eTS has investigated the availability, source, or terms that might govern the acquisition of additional capital and is seeking capital but has no defined terms as of date of this report financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to ETLS. If not available, ETLS's operations will be limited to those that can be financed with its modest capital.

Regulation of Penny Stocks. ETLS's securities trade on the OTC Bulletin Board under the symbol "ETLS" and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell ETLS's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the securities of eTS may constitute "penny stocks" within the meaning of the rules, the rules would apply to eTS and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of eTS in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. ETLS's management is aware of the abuses that have occurred historically in the penny stock market. Although eTS does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to ETLS's securities.

Limited Operating History. eTS has had revenues during the period from inception, but eTS is not profitable and the business effort is in development stage. eTS must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The venture must be considered highly speculative.

No Assurance of Success or Profitability. There is no assurance that eTS will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the market price of ETLS's Common Stock will be increased thereby.

Lack of Diversification. Because of the very limited financial resources that eTS has, it is unlikely that eTS will be able to diversify its operations. ETLS's probable inability to diversify its activities into more that one area will subject eTS to economic fluctuations within a particular business or industry and therefore increase the risks associated with ETLS's operations.

Dependence upon Management. Limited Participation of Management. eTS currently has five individuals who are serving as its officers and directors. Terry Eilers and Virgil Baker devote full time to the Company. Other directors will devote part time to the operations of the Company. eTS will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to ETLS, to implement its business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full time attention to the business of eTS results in a delay in progress toward implementing its business plan. Once eTS receives the proceeds from this offering, the officers and several consultants will be employed on a full-time basis. See "Management." Because investors will not be able to manage ETLS, they should critically assess the information concerning ETLS's officers and directors.

Indemnification of Officers and Directors. Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of ETLS. eTS will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay eTS therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by eTS that it will be unable to recoup.

Director's Liability Limited. Colorado Revised Statutes exclude personal liability of its directors to eTS and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, eTS will have a much more limited right of action against its directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, eTS may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. ETLS's Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to ETLS. In the event eTS considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

Competition. eTS will be in competition with other services and products developed and marketed by much larger corporations, which are better capitalized and have far greater marketing capabilities than ETLS. eTS expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than ETLS.

No Foreseeable Dividends. eTS has not paid dividends on its Common Stock and does not ever anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Stockholders. eTS may issue further shares as consideration for the cash or assets or services out of ETLS's authorized but unissued Common Stock that would, upon issuance, represent a majority of the voting power and equity of ETLS. The result of such an issuance would be those new stockholders and management would control ETLS, and persons unknown could replace ETLS's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of eTS by its current shareholders.

Limited Public Market Exists. There is a limited public market for ETLS's common stock on the OTCBB and no assurance can be given that any other market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. The combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price of increments of shares. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales. All of the outstanding shares of Common Stock held by present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. There are over 10,000,000 shares owned by officers/directors and affiliates.

ITEM 2.  DESCRIPTION OF PROPERTY
------------------------------

On June 9, 2003, the Company sold its building and land to a non-affiliate note holder for $1,050,000. Effective with the sale of its building and land on June 9, 2003, the Company began leasing its corporate offices in Yuba City, California on a month to month basis with no expiration date. Monthly payments under the lease are approximately $3,010. Such premises are adequate to serve its current staffing level. The offices consist of approximately 1,900 square feet.


ITEM 3.  LEGAL PROCEEDINGS
-----------------------------------

The Company is a party to current pending legal proceedings, arising in the ordinary course of business, at December 31, 2003. The Company has defended an action and has reached a settlement for $50,000. The Company intends to pay the $50,000 and issue the 30,000 shares by the due date; however, due to the nature of the matter, $83,000 has been accrued as a judgment payable as of December 31, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

On November 21, 2003, at a Special Meeting of Shareholders, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of Common Shares authorized from twenty million (20,000,000) to one hundred million (100,000,000). The measure was passed with 10,111,354 shares voting in favor and no shares voting against, which was sufficient to carry out the proposal.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's common stock trades on the OTC Bulletin Board under the symbol "ETLS.OB." The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:


Year Ended December 31, 2002              HIGH         LOW
-----------------------------

First Quarter ended March 31, 2002        0             0
Second Quarter ended June 30, 2002        0             0
Third Quarter ended September 30, 2002    0             0
Fourth Quarter ended December 31, 2002    0             0


Year Ended December 31, 2003

First Quarter ended March 31, 2003        *             *
Second Quarter ended June 30, 2003        $.37          $.06
Third Quarter ended September 30, 2003    $.05          $.31
Fourth Quarter ended December 31, 2003    $.07          $.17

* Due to no reliable information available from the Pink Sheets, the Company is unable to specify quotes.

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


NUMBER OF HOLDERS

         As of December 31, 2003, there were 310 record holders of the Company's common Stock.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Changes in Financial Condition

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

     On June 9, 2003, the Company sold its office building for $1,050,000, received net cash proceeds of $142,596 after retiring mortgage debt, and recognized a $205,705 net capital gain.

     In November 2003, the shareholders approved an increase of authorized shares from 20 million shares to 100 millions shares.


Results of Operations for the fiscal year ended December 31, 2003, compared to fiscal year ended December 31, 2002
-----------------------------------------------------------------------

     The Company had revenues from operations of $281,919 and $213,823 in the years ended December 31, 2003 and 2002 respectively. The Company incurred expenses incident to operations in the amount of $1,860,146 in 2003 and $1,167,468.

     The Company had a net loss on operations of $1,966,575 in 2003 compared to a loss of $1,214,305 in 2002. The loss per share was approximately ($.10) in 2003 and ($.07) in 2002.

         The Company recorded adjustments having the aggregate effect of increasing the net loss for the fourth quarter of 2003 by approximately $(693,000). The adjustments consisted primarily of issuances of common stock for services or settlement of debt, accrual of services to be settled in stock, and the recognition of stock option and warrant expenses for services and in lieu of interest.

Liquidity & Capital Resources
-----------------------------

     The Company had $313,084 in cash at year end and no other capital resources. The Company will be dependent on its shareholders for loans for expenses, and has no capital availability except through private placement of stock, none of which has been arranged for 2004 at this time.


Contractual Obligations and Commercial Commitments
--------------------------------------------------

As of December 31, 2003, the following contractual obligations were outstanding:

                                                      Payments Due by Period

Contractual             Less than               2-3             4-5             After
Obligations             1 year                  years           years           5 years         Total
----------------------------------------------------------------------------------------------------------
Judgments                 $205,000                $.00            $.00            $.00            $205,000
----------------------------------------------------------------------------------------------------------
Short Term Debt           $962,000                $.00            $.00            $.00            $962,000
----------------------------------------------------------------------------------------------------------
Total contractual
cash obligations        $1,167,000                $.00            $.00            $.00          $1,167,000
==========================================================================================================

Effective with the sale of its building and land on June 9, 2003, the Company began leasing its corporate offices in Yuba City, California on a month to month basis with no expiration date. Monthly payments under the lease are approximate -ly $3,010.

Critical Accounting Policies and Estimates
------------------------------------------

        The Company recognizes revenue in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing

        Product revenue is derived primarily from the sale of self-produced training multimedia and not related off-the-shelf software products. The Company recognizes revenue from sales of these products at the time of shipment to customers. Service revenue is primarily derived from production of videos for others and is recognized upon customer acceptance.

        Deferred revenue includes payments received for product licenses cover-ing future periods and advances on service contracts that have not yet be fulfilled.

        Significant estimates include evaluation of the company's income tax net operating loss carryforwards and valuation of non-monetary transactions in connection with issuances of common stock and common stock warrants and options.

Need for Additional Funding
--------------------------

     The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the continuation of business whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

     The Company does not have capital sufficient to meet the Company's current cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

     The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months. It may add full or part time employees of an unknown number in the next twelve months if its business expands.

     Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2003, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT SALE OF SECURITIES

In furtherance of these financing efforts the Company entered into a private placement agreement on December 19, 2003 for the sale of up to 12,000,000 shares of common stock pursuant to Regulation S of the Act, commencing in January 2004. The purchaser will have to and until April 30, 2004 (or until 12,00,000 shares are sold) to deliver one or more purchase notices to the Company. The agreement provided for a variable purchase price based on a percentage of the five-day average closing price on the date of a purchase with a floor price of $.08 cents net to the Company. The Company may terminate this agreement upon 3 days notice to the purchaser. The Company hopes the entire 12,000,000 shares be placed the approximate net proceeds to the Company may total $960,000. The purchaser represented that it intends to acquire the shares for its own account with no then present intention of dividing its interest with others or reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, not part of a distribution of shares.


NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carry forwards of approximately $6 million as of December 31, 2003. These carry forwards will expire at various dates through the year and 2023. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------

              Please refer to pages F-1 through F-17.


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE
-----------------------------------------------------------------------------

       In 2003, the Company engaged Gordon, Hughes and Banks, LLP, CPA's of Denver, Colorado as its new principal independent accountants to audit the Company's financial statements for 2003 fiscal years. The prior accountant was Michael Johnson & Co., LLC. whose last audit was for fiscal year June 30, 2002. There has been no disagreement between accountants regarding the application of accounting principals to any specific completed or contemplated transaction, or as to policies as to accounting.

       In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any for accountant or any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

       The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


ITEM 8A. CONTROLS AND PROCEEDURES
-----------------------------------------------------------------------------

EVALUATION OF INTERNAL DISCLOSURE CONTROLS

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

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a)
-----------------------------

         The following table lists the executive offices and directors of the Company as of December 31, 2003:

NAME                             POSITION HELD                TENURE
------------------------------------------------------------------------------
Terry Eilers             President, CEO, Director       Since 2002

Virgil Baker             CFO, Director                  Since 2002

Michael Sullinger        Secretary, COO, Director       Since 2002

A. Richard Barber        Director                       Since 2002

J. Cody Morrow           Director                       Since 2002

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

        The directors of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

TERRY EILERS - CEO, Chairman, and Director eTotalSource, Inc. since 2002. From 1994-Present he was founder, CEO, Director of eTotalSource, Inc., a California corporation. Former VP, Regional Manager and Regional Training Director for Lawyers Title Company, 1984-1987. He was involved in the creation, operation and sale of Sydney Cambric Publishing 1983-1985, where he was in charge of implementing marketing and management systems, developing and supervising management training and conducting live seminars to nearly 1 million people worldwide for many Fortune 500 companies such as, Bank of America, Coldwell Banker, IBM, Xerox, and First American Financial. Over the past 30 years, his management and computer sales programs have been utilized by major real estate entities, banks, savings and loans, insurance companies, sales and research organizations and publishing companies worldwide such as Norwest Mortgage,

Century 21, Sun Trust, Stewart Title Company, and Lawyers Title. 1980-1994. He was appointed President, CEO, and Director of Premium Enterprises, Inc. (now eTotalSource, Inc.) on December 31, 2002.

He is a frequent author, having written, and published through Crescent Publishing, Sydney Cambric Publishing and the Disney Corporation-Hyperion Publishing, 12 books concentrated in the real estate, business management and personal development fields. Some of the titles Mr. Eilers has written include:
How to Sell Your Home Fast (Disney/Hyperion), How To Buy the Home You Want (Disney/Hyperion), The Title and Document Handbook (Sydney Cambric), Mortgage Lending Handbook (Sydney Cambric), Mastering Peak Performance (EMR Publishing), Real Estate Calculator Handbook (Sydney Cambric). He has an AA Administration of Justice -Sacramento City College 1971 Extensive Course Work - California State College/Sacramento, Yuba College, Lincoln School of Law 1970-1985.

VIRGIL BAKER - CFO, Director of the Company (since 2003) and founder of eTotalSource, Inc. 1996-Present. He was formerly the CFO for AGRICO, a large agriculture corporation 1993-1996 - where he designed and integrated the network programs for the accounting, cash flow and inventory systems on a nationwide basis. Mr. Baker had the added responsibility for all of the International commerce generation. He has a BA Accounting - California State University/Chico
- 1992. He was appointed CFO of Premium Enterprises, Inc. (now eTotalSource, Inc.) on December 31, 2002 and was appointed as Director in May 2003.

MICHAEL SULLINGER - COO - Secretary - (Director of eTotalSource since 2003) Elected to Board of Directors for 2003. Extensive background in development and management of partnerships and joint ventures. Previous private legal practice involved business litigation, formation of business entities and advising principals and directors in the planning and operation of various companies. Has served as a Board of Director on numerous government, business and philanthropic organizations. He has a BA Business - San Francisco State University 1977 JD - California Northern School of Law 1993. He was appointed Director in May 2003 and Secretary of Premium Enterprises, Inc. (now eTotalSource, Inc.) on December 31, 2002.

J. CODY MORROW - Director of eTotalSource, Inc. (since 2003) - President of Morrow Marketing International 1995-present, $200 million+ annual sales nationally and internationally. Current direct business operations in Europe, Thailand and India. Many years experience in opening foreign markets. Prior to Morrow Marketing, he was President of Monarch Development Corporation 1989-1993 a Southern California based Real Estate Development Company. He was appointed Director of Premium Enterprises, Inc. (now eTotalSource, Inc.) in May 2003.

A. RICHARD BARBER - Director of eTotalSource, Inc. since 2003 - Founder and senior partner of A. Richard Barber & Associates 1983- Present, a literary agency and consultant to numerous major publishing companies. He was also the Director of Development for Network Enterprises, Inc., 1969-1983 where he supervised the creations and writing of television and film properties. Former Director and Senior Editor of Public Relations, for Viking Penguin, Inc. Lecturer in publishing at New York, Harvard and Radcliff Universities, 1971-1989. Mr. Barber's Extensive Academic Background is as follows: Phillips Exeter Academy, Exeter Fellow in History (1963-1965), Columbia University, M.A, Ph.D (1962-1963). Course work at Dartmouth College, Special Dartmouth Fellow, A.B., and study programs with Corey Ford at Harvard, William & Mary, University of Michigan, British Museum, Oxford University and Columbia University (1961-1962). He was appointed Director of Premium Enterprises, Inc. (now eTotalSource, Inc.) in May 2003.


COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, the following persons were required to file forms pursuant to Section 16(a):

Name                             Form                      Filed
----------------------------------------------------------------
Terry Eilers                     Form 3                    August 25, 2003
                                 Form 4                    November 14, 2003
Virgil Baker                     Form 3                    August 25, 2003
Michael Sullinger                Form 3                    August 25, 2003
Morrow Revocable Living Trust    Form 3                    August 27, 2003
  (John Morrow Trustee)
Cody J. Morrow                   Form 3                    August 27, 2003
Wesley F. Whiting                Form 3                    August 25, 2003
A. Richard Barber                Form 3                    August 25, 2003

ITEM 10. EXECUTIVE COMPENSATION
---------------------------------------------

EXCUTIVE OFFICER COMPENSATION

         The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2003 fiscal year as shown in the following table. No cash bonuses were or are to be paid to such persons for services rendered in the fiscal year ended December 31, 2003.

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                          Annual Compensation                          Awards
Name & Principal               Year    Salary      Bonus      Other         Restricted       Securities                    ALL
Position                               ($)         ($)        Annual        Stock            Underlying      LONG TERM     OTHER
                                                              Comp-         Award(s)         Options/SARS   COMPENSATION   COMPENSA-
                                                              ensation      ($)              (#)              / OPTION     TION
                                                              ($)
------------------------------------------------------------------------------------------------------------------------------------
Terry Eilers, President,       2000    $50,000     0          0             0                0                  0             0
CEO                            2001    $111,000    0          0             0                200,000            0             0
                               2002    $37,000     0          0             0                100,000            0             0
                               2003    $79,000     0          0             0                0                  0            200,000
------------------------------------------------------------------------------------------------------------------------------------
Michael Sullinger,             2000    0           0          0             0                0                  0             0
Secretary, COO, Legal Counsel  2001    0           0          0             0                0                  0
                               2002    0           0          0             0                200,000            0             0
                               2003    0           0          0             0                0                  0            200,000
------------------------------------------------------------------------------------------------------------------------------------
Virgil Baker, CFO              2000    $27,000     0          0             0                0                  0             0
                               2001    $72,000     0          0             0                200,000            0
                               2002    $18,000     0          0             0                100,000            0             0
                               2003    $76,900     0          0             0                0                  0             0
------------------------------------------------------------------------------------------------------------------------------------


        There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resigna-tion, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

DIRECTOR COMPENSATION

         Directors received no cash compensation for their service to the Company as directors, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

                          Directors' Compensation for Last Fiscal Year
                                     -----------------------

Name                          Annual     Meeting  Consulting    Number     Number of                   All
                              Retainer   Fees     Fees/Other    of         Securities    Long Term     Other
                              Fee ($)    ($)      Fees ($)      Shares     Underlying   Compensation   Compensa-
                                                                (#)        Options        / Option     tion
                                                                           SARs(#)
------------------------------------------------------------------------------------------------------------------
A. Director          2002       0             0        0            0              0           0             0
   Terry Eilers      2001       0             0        0            0              0           0             0

B. Director          2002       0             0        0            0              0           0             0
   Michael Sullinger 2001       0             0        0            0              0           0             0

C. Director          2002       0             0        0            0              0           0             0
   Virgil Baker      2001       0             0        0            0              0           0             0

D. Director          2002       0             0        0            0              0           0             0
   J. Cody Morrow    2001       0             0        0            0              0           0             0

E. Director          2002       0             0        0            0              25,000      0             0
   A. Richard Barber 2001       0             0        0            0              0           0             0

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

     An agreement was executed August 1, 2002 with the Chief Operating Officer, Michael Sullinger, which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also
provides  for  a  10%  royalty  on  the  license   revenues  of  the   Company's
PresentaPro(TM) software and an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2003 and 2002, COO compensation expensed pursuant to these arrangements totaled $60,000 and $43,538, respectively (exclusive of the fair value of incentive stock options).


Name                    Number of       Percent of total        Exercise or     Expiration date
                        securities      options/SARs            base price
                        underlying      granted to              ($/Sh)
                        options/SARs    employees in
                        granted (#)     fiscal year
-----------------------------------------------------------------------------------------------
Terry Eilers            200,000  *                                $.50             12/15/2011
Terry Eilers            100,000  *                                $.50             12/12/2012
Virgil Baker            200,000  *                                $.50             12/15/2011
Virgil Baker            100,000  *                                $.50             12/12/2012
Michael Sullinger       200,000  *                                $.50             12/12/2012
Richard Barber           25,000  *                                $.50             12/15/2011
Richard Barber           25,000  *                                $.50             12/15/2012
Morrow Revocable Trust
(beneficially           200,000  *                                $.50             12/15/2011
 J. Cody Morrow & Family)


* Were assumed by the Company as part of reorganization.



                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                            and FY-End Option/SAR value

Name                        Shares            Value           Number of Securities          Value of Unexercised
                            Acquired          Realized        Underlying                    In the Money
                            on                ($)             Unexercised                   Options/SARs at FY-
                            Exercise                          Options/SARs at FY-           End ($) Exercisable/
                            (#)                               End (#) Exercisable/          Unexercisable
                                                              Unexercisable
---------------------------------------------------------------------------------------------------------------------
None                        0                 0               0                             0
for any officer or
director


             LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

Name        Number of       Performance     Estimated future payouts under
            shares,         or other        non-stock price-based plans
            units or        period until    ------------------------------
            other rights    maturation or   Threshold       Target     Maximum
            (#)             payout          ($ or #)        ($ or #)   ($ or #)
-------------------------------------------------------------------------------
None for any officer or director.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

     The Company has 29,549,207 shares of common stock issued and outstanding as of December 31, 2003. There are no shares of preferred stock issued and outstanding as of December 31, 2003. The table below sets forth certain information with respect to the common stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group.


OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF DECEMBER 31, 2003

--------------------------------------------------------------------------------
Name and Address of             Amount and Nature
Beneficial Owner                of Beneficial Ownership (1)  Percentage of Class
--------------------------------------------------------------------------------
Terry Eilers                       6,372,039                           30%
1510 Poole Boulevard                 300,000 options (1)                1.3%
Yuba City, CA  95993

Clark Davenport                    1,535,386                            7%
1510 Poole Boulevard
Yuba City, CA  95993

Morrow Revocable Trust             1,645,056                            7.8%
(beneficially J. Cody Morrow         200,000 options (1)                 .9%
 & Family)
12655 Rough & Ready
Grass Valley, CA  95945

Michael Sullinger                     68,544                             .3%
1510 Poole Boulevard                 200,000 options (1)                 .19
Yuba City, CA  95993

Virgil Baker                         877,363                            4%
1510 Poole Boulevard                 300,000 options (1)                1.3%
Yuba City, CA  95993

A. Richard Barber                    548,352                            3%
1510 Poole Boulevard                  50,000 options (1)                 .2%
Yuba City, CA  95993

All directors and executive
officers as a group (5 persons)    9,511,354                           45%
                                  10,561,354 with options              47%

Notes to the table:

(1) Options exercisable within 60 days computed pursuant to Section 13.

(2) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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


                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          8-K filed 2/7/03
          8-K12g3 filed 3/17/03
          8K filed 7/17/03
          8-K filed 12/2/03

     2.   Exhibits:

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------------
General. Gordon, Hughes and Banks, LLP, CPAs ("GHB") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining GHB's independence.

         Audit Fees. GHB billed the Company $23,800 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003, and September 30, 2003. GHB billed the Company $19,000 for the 2002 audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003. GHB billed the Company $5,275 for preparing the 2002 tax returns.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                      INDEX

                                                      Form 10-KSB
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1             Articles of Incorporation             Incorporated by reference
                                                      to Registration Statement
                                                      Form 10SB12G #000-49797


3.2             Bylaws                                Incorporated by Reference
                                                      to Registration Statement
                                                      Form 10SB12G #000-49797

3.3             Amendments to Articles of             Incorporated by Reference
                of Incorporation                      to Registration Statement
                                                      Form 10SB 12G #000-49797
                                                      in 8-K dated 3/17/03

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 15, 2004



                                          eTOTALSOURCE, INC.


                                          /s/ Terry Eilers
                                          ---------------------------------
                                             Terry Eilers
                                             President


                                          DIRECTORS:

                                          /s/ Terry Eilers
                                          --------------------------------
                                          Terry Eilers


                                          /s/ Virgil Baker
                                          ---------------------------------
                                          Virgil Baker


                                          /s/ Michael Sullinger
                                          ---------------------------------
                                          Michael Sullinger


                                          /s/ J. Cody Morrow
                                          ---------------------------------
                                          J. Cody Morrow


                                          /s/ A. Richard Barber
                                          ---------------------------------
                                          A. Richard Barber
                               eTotalSource, Inc.
                      (Formerly Premium Enterprises, Inc.)
                        Consolidated Financial Statements
                                Table of Contents

                                                                          PAGE

Consolidated Financial Statements

             Independent Auditors' Report                                  F-1

             Balance Sheet                                                 F-2

             Statement of Operations                                       F-3

             Statement of Cash Flows                                       F-4

             Statement of Stockholders' Equity (Deficit)                   F-5

             Notes to Financial Statements                                 F-6

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
eTotalSource, Inc.
Yuba City, California

We have audited the acCompanying consolidated balance sheet of eTotalSource, Inc. (formerly Premium Enterprises, Inc. - the "Company") as of December 31, 2003 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eTotalSource, Inc. at December 31, 2003, and the results of its consolidated operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The acCompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses, and as of December 31, 2003 has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




/s/ Gordon, Hughes and Banks LLP
Greenwood Village, Colorado
February 26, 2004


                                                       eTotalSource, Inc.
                                              (Formerly Premium Enterprises, Inc.)
                                                   Consolidated Balance Sheet
                                                        December 31, 2003
ASSETS
Current Assets
     Cash                                                                                            $ 313,084
     Accounts receivable                                                                                   414
                                                                                                    -----------
     Total Current Assets                                                                              313,498
                                                                                                    -----------
Furniture and Equipment                                                                                 95,019
        Less accumulated depreciation                                                                  (52,580)
                                                                                                    -----------
         Total Furniture and Equipment, less accumulated depreciation                                   42,439
                                                                                                    -----------
Other Assets
     Patents applications and trademarks, less $11,397 accumulated amortization                         28,941
     Deposits                                                                                            1,358
                                                                                                    -----------
      Total Other Assets                                                                                30,299
                                                                                                    -----------
     Total Assets                                                                                    $ 386,236
                                                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Convertible notes payable                                                                       $ 300,000
     Other notes payable                                                                               662,000
     Judgments payable                                                                                 204,788
     Accounts payable                                                                                  224,471
     Accrued compensation payable                                                                      716,395
     Accrued interest payable                                                                          149,070
     Other accrued liabilities                                                                         329,776
     Deferred revenue                                                                                  112,500
       Total Current Liabilities                                                                     2,699,000
                                                                                                    -----------
Commitments and Contingencies                                                                                -

Stockholders' Equity (Deficit)
     Common stock; no par value; 100 million shares authorized,
      29,549,207 shares issued and outstanding                                                       3,656,884
     Accumulated (deficit)                                                                          (5,969,648)
                                                                                                    -----------
       Total Stockholders' Equity (Deficit)                                                         (2,312,764)
                                                                                                    -----------
     Total Liabilities and Stockholders' Equity (Deficit)                                            $ 386,236
                                                                                                    ===========



                                       eTotalSource, Inc.
                              (Formerly Premium Enterprises, Inc.)
                              Consolidated Statement of Operations

                                                                            December 31,
                                                                       2003             2002
                                                                  ---------------  ---------------

Revenues                                                               $ 281,919        $ 213,823

General and Administrative Expenses                                    1,860,146        1,167,468
                                                                  ---------------  ---------------
Operating Income (Loss)                                               (1,578,227)        (953,645)

Other Income (Expense)
     Gain on sale of office building                                     205,705                -
     Interest expense                                                   (602,045)        (283,237)
     Rental income                                                           352           10,721
     Other income (expense), net                                           7,640           11,856
                                                                  ---------------  ---------------
     Total Other Income (Expense)                                       (388,348)        (260,660)
                                                                  ---------------  ---------------
Net (Loss)                                                           $(1,966,575)    $ (1,214,305)
                                                                  ===============  ===============
Basic and Diluted (Loss) per Share                                       $ (0.10)         $ (0.07)
                                                                  ===============  ===============

Weighted Average Common Shares Outstanding                            19,830,586       17,059,167
                                                                  ===============  ===============



                                                       eTotalSource, Inc.
                                              (Formerly Premium Enterprises, Inc.)
                                    Consolidated Statement of Stockholders' Equity (Deficit)

                                                              Preferred Stock                Common Stock            Accumulated
                                                              ----------------
                                                         Shares       Amount       Shares     Amount     (Deficit)       Total
                                                        ----------  ----------- ------------ ----------- ------------- -------------

 December 31, 2001                                        256,562    $ 996,000   2,779,000   $ 309,750   $ (2,788,768) $ (1,483,018)

      Series B Preferred Stock ($1.81 per share) -
         Cash                                              55,248      100,000           -           -              -       100,000
         Conversion of promissory notes                    52,624      150,000           -           -              -       150,000

      Options and warrants issued to
          consultants and lenders                               -            -           -     134,934              -       134,934

       Net (loss)                                               -            -           -           -     (1,214,305)   (1,214,305)

      Reorganization December 30, 2002 -
          Premium Enterprises, Inc. reverse merger              -            -    2,025,140    (309,373)            -      (309,373)
          Shares issued eTS shareholders                 (364,434)  (1,246,000)  12,761,011   1,246,000             -             -
                                                        ----------  ----------- ------------ ----------- ------------- -------------

 December 31, 2002                                              -            -   17,565,151   1,381,311    (4,003,073)   (2,621,762)

      Issued for services or in lieu of interest
           ($.08 to $.525 per share)                            -            -    4,050,000     751,350             -       751,350

      Conversion of notes payable -
           Convertible notes ($.35 per share)                                       459,056     160,670             -       160,670
           Other notes payable ($.08 and $.24 per share)                          2,500,000     361,950             -       361,950

      Issuance for cash in private placement                    -            -
          ($.08 per share)                                                        6,625,000     530,000             -       530,000

      Exercise of warrants ($.09 per share)                     -            -      350,000      31,500             -        31,500

      Options and warrants -
          Interest                                              -            -            -     364,721             -       364,721
          Services                                              -            -            -      75,382             -        75,382

      Shares rescinded by officer                               -            -   (2,000,000)          -             -             -

       Net (loss)                                               -            -            -           -    (1,966,575)   (1,966,575)
                                                        ----------  ----------- ------------ ----------- ------------- -------------
December 31, 2003                                               -          $ -   29,549,207  $3,656,884  $ (5,969,648) $ (2,312,764)
                                                        ==========  =========== ============ =========== ============= =============



                                               eTotalSource, Inc.
                                      (Formerly Premium Enterprises, Inc.)
                                      Consolidated Statement of Cash Flows

                                                                                                    December 31,
                                                                                               2003             2002
                                                                                          ---------------  ---------------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                                                   $(1,966,575)    $ (1,214,305)
Adjustments to reconcile net (loss) to net cash (used in) operations -
     Stock issued for services and in lieu of interest                                           751,350                -
     Stock issued for accrued interest upon debt conversion                                      182,620                -
     Stock option and warrant expense                                                            440,103          134,934
     Depreciation and amortization                                                                30,383           46,287
     Loss on retirement of assets                                                                  4,460            4,191
     Gain on sale of office building                                                            (205,705)               -
Changes in assets and liabilities -
     Decrease (increase) in other current assets                                                  47,708          (46,092)
     Decrease (increase) in deposits                                                               2,618            3,909
     Increase (decrease) in payables, credit cards and accrued liabilities                       170,347          531,336
     Increase (decrease) in deferred revenue                                                     (45,000)         (45,000)
                                                                                          ---------------  ---------------
     Net Cash (Used in) Operating Activities                                                    (587,691)        (584,740)
                                                                                          ---------------  ---------------
Cash Flows From (Used in) Investing Activities:
     Net proceeds from sale of office building                                                   142,596                -
     Purchase of equipment                                                                        (9,005)            (321)
     Patents applications and trademarks                                                               -          (10,479)
                                                                                          ---------------  ---------------
     Net Cash From (Used in) Investing Activities                                                133,591          (10,800)
                                                                                          ---------------  ---------------
Cash Flows From (Used in) Financing Actives:
     Proceeds from issuance of notes payable                                                     360,000          554,369
     Payments on mortgages and notes payable                                                    (204,642)          (8,844)
     Proceeds from sale of stock                                                                 561,500          100,000
                                                                                          ---------------  ---------------
     Net Cash From Financing Activities                                                          716,858          645,525
                                                                                          ---------------  ---------------
Increase in Cash and Cash Equivalents                                                            262,758           49,985

Cash and Cash Equivalents - Beginning of Year                                                     50,326              341
                                                                                          ---------------  ---------------
Cash and Cash Equivalents - End of Year                                                        $ 313,084         $ 50,326
                                                                                          ===============  ===============

Supplemental Disclosures:
     Interest paid                                                                             $ 378,804        $ 166,723
     Income taxes paid                                                                               800              800
     Non-cash investing and financing transactions:
         Conversion of notes payable to stock                                                    340,000          150,000
         Issuance of shares in reorganization                                                          -          309,373

eTotalSource, Inc.
Notes to Consolidated Financial Statements


NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
eTotalSource, Inc., (the "Company" - formerly named Premium Enterprises, Inc. ("PMN")), was incorporated in Colorado on September 16, 1987. The principal activities of the Company are developing and publishing proprietary multimedia software technology and training media. The Company's primary customers are corporations, governmental organizations and agencies. The Company is based in Yuba City, California.

Reorganization in 2002
On December 30, 2002, PMN acquired 91% of the preferred and common stock of eTotalSource, Inc. ("eTS" - incorporated in California on February 7, 2000), pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of PMN common stock to eTS shareholders. Immediately after the transaction, the eTS shareholders owned approximately 88.5% of the Company's common stock. Coincident with the transaction, PMN changed its name to eTotalSource, Inc. and changed its fiscal year from June 30 to December 31.

The reorganization was recorded as a recapitalization effected by a reverse merger wherein PMN is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, since the transaction occurred December 31, 2002, the results of operations for the periods presented represent solely those of the accounting acquirer - eTS. Since PMN was a non-operating shell with limited business activity, goodwill was not recorded.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2002 assumes the business combination had occurred as of January 1, 2002:

             Revenues                                               $ 214,000
             Net income (loss)                                    (1,243,000)
             Net income (loss) per share                               $(.07)

In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred if the acquisition had taken place at the beginning of the periods presented and are not intended to be a projection of future results.

eTotalSource, Inc.
Notes to Consolidated Financial Statements


As part of the Agreement and Plan of Reorganization, both parties agreed to an irrevocable "poison pill" which shall survive the Agreement for a two year period to preclude any reverse splits, consolidations, reorganizations, mergers, or reduction of the number of outstanding shares of stock. In the event the provision is breached, it triggers a grant of a mandatory dividend to each shareholder of PMN as of September 30, 2002.

Going Concern Considerations
The acCompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of December 31, 2003 had a net working capital deficit of approximately $(2,386,000), a stockholders' deficit of $(2,313,000), notes payable totaling $662,000 were in default with related accrued interest in arrears of $47,598, and legal judgments against the Company $204,788 had been adjudicated. Management's plans to address these matters include private placements of stock and increasing revenue from government and others. Unless the Company successfully obtains suitable significant additional financing and attains profitable operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after the elimination of interCompany balances and transactions.

eTotalSource, Inc.
Notes to Consolidated Financial Statements


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

Software and Development Costs
The Company capitalizes purchased software that is ready for use and development costs of marketable software incurred from the time of technological feasibility until the software is ready for use. Research and development costs and other computer software maintenance costs are expensed as incurred. As of December 31, 2003, the Company has not capitalized any software costs.

Furniture and Equipment
Furniture and equipment are recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property is depreciated using the straight-line method over estimated useful lives ranging from five to seven years. Depreciation charged to operations was $25,092 in 2003 and $21,209 in 2002.

On June 9, 2003, the Company sold its office building for $1,050,000, received net cash proceeds of $142,596 after retiring mortgage debt, and recognized a $205,705 net capital gain. After the sale, the Company began leasing the same office space it previously owned on a month-to month basis.

Patents and Trademarks
Patents and trademarks represent the legal and application costs of multimedia technology used in operations and are amortized using the straight-line method over an estimated useful life of ten years.

eTotalSource, Inc.
Notes to Consolidated Financial Statements


Comprehensive Income
For the periods presented, the Company had no items of comprehensive income or loss, and accordingly, comprehensive income is the same as the net loss reported.

Segment Reporting
In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance. As of December 31, 2003, the Company had one operating segment, publishing proprietary multimedia software technology and training media.

Income Taxes
Deferred income taxes are based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.


Cash Equivalents
For the purpose of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

Asset Impairment
If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

Earnings (Loss) Per Share
Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding and the dilutive effect of convertible notes payable, stock options and warrants using the "treasury stock" method. Basic and diluted earnings per share are the same during the periods presented since the Company had net losses and the inclusion eTotalSource, Inc.
Notes to Consolidated Financial Statements


of stock options and warrants would be antidilutive. All share and per share amounts reflect the retroactive effect of the conversion of eTS shares into PMN shares.

Stock-Based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the Financial Accounting Standards Board ("FASB") disclosure-only provisions of Statement of Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123 for stock options granted to the employees and directors. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair market value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's 2002 net loss and net loss per share would have been increased to the pro forma amounts indicated below (there were no options granted in 2003):



                                                                       2002
                                                                       ----
           Net loss
             Reported                                              $ (1,214,305)
             Pro forma                                             $ (1,636,573)

           Net loss per share
             Reported                                                  $ (.07)
             Pro forma                                                 $ (.10)

The fair value of the common stock options granted during 2002, for disclosure purposes was estimated on the grant dates using the Black-Scholes pricing model and the following assumptions.

                                                                 2002
                                                                 ----
Risk free interest rate                                           4.11%
Expected life - years                                               5.0
Expected volatility                                                406%
Expected dividend yield                                             - %
eTotalSource, Inc.
Notes to Consolidated Financial Statements


Recent Accounting Pronouncements


SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to the Company's current or planned activities.



In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is not expected to apply to the Company's current or planned activities.



In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.



In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.


NOTE 2.  NOTES PAYABLE

Note  payable to a trust;  interest at 15% payable  monthly  through  December 18, 2003 when                  $172,000
principal and unpaid interest are due.  The note is in default.

Note payable to a trust;  interest at 10% and  principal  due January 17, 2003,  extended to
December 17, 2003 (with  interest  increased to 18% and due monthly  beginning  February 17,
2003).  The note is in default.                                                                                110,000

Note  payable to a trust;  interest at 14% payable  monthly  through  December 18, 2003 when
principal and unpaid interest are due.  The note is in default.                                                 40,000



eTotalSource, Inc.
Notes to Consolidated Financial Statements


Promissory  notes  payable;  interest  at  6%  payable  monthly,  due  in  2001,  unsecured.
Principal  and accrued  interest  ($33,200 at December 31, 2003) are  convertible  to common stock at $.50 per  share.  Warrants  also  issued to two note  holders  to  purchase  37,500
shares of common stock for five years at $.50 per share.  The notes are in default.                            200,000

Promissory note payable;  principal and accrued interest at 8% payable in 2002,  extended to
May 15,  2003,  unsecured.  Principal  and accrued  interest  ($16,644 at December 31, 2003)
convertible  to Company  common  stock at $.50 per share.  Warrants  also issued to the note holder to  purchase  55,248  shares of common  stock for five years at $.50 per  share.  The
note is in default.                                                                                            100,000

Note payable to an individual; non-interest bearing and imputed at 10%; due in 2001,
extended to December 31, 2003, unsecured.  The note is in default.                                              30,000

Note payable to an unrelated trust; principal and interest at 10% due monthly.  The promissory note is due in June 2003, carries a stated interest rate of 10% and can be extended for an additional 30 days. The note has been extended to June 16, 2004 and as additional consideration, the note holder will receive 50,000 shares of common stock, valued at $.525 per share ($26,250); the obligation is included in other accrued
liabilities.                                                                                                    50,000

Note payable to an unrelated  trust;  principal  and interest at 10% due monthly.  This note is a revolving  credit  obligation and eTotalSource can repay and borrow up to the amount of the note. As additional  consideration,  the note holder will  receive,  on the  anniversary date,  100,000  shares of  eTotalSource  common  stock.  The  approximate  fair value of the
shares ($8,900) is being accrued ratably over the twelve month period.                                         250,000

Note  payable  to an  individual;  principal  and  interest  at 9.2% due  December  4, 2002,

extended to May 1, 2003, unsecured.  The note is in default.                                                    10,000
                                                                                                                ------
Total                                                                                                        $ 962,000
                                                                                                             =========


NOTE 3.  INCOME TAXES

At December 31, 2003, the Company had a net operating loss carryforward of approximately $6 million that may be offset against future taxable income through from 2020 through 2023. These carryforwards are subject to review by the Internal Revenue Service.

eTotalSource, Inc.
Notes to Consolidated Financial Statements


The Company has fully reserved the $2.3 million tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. The net change in the valuation allowance for deferred tax assets was an increase of $1.1 million during 2003.

Temporary differences between the time of reporting certain items for financial statement and tax reporting purposes consists primarily of depreciation and deferred revenue.

NOTE 4.  STOCKHOLDERS' EQUITY

Increase of Authorized Shares
In November 2003, the shareholders approved an increase in authorized shares of common stock from 20 million to 100 million shares.

Convertible Notes Payable
During 2003, 459,056 shares of common stock were issued to convertible note holders at $.35 per share and during 2002, 52,624 shares of preferred stock were issued to convertible note holders at $1.81, which were later converted to common stock in the merger. As of December 31, 2003, remaining outstanding convertible notes payable and related accrued interest is convertible into common stock as follows:

     Notes Payable      Accrued Interest            Total       Conversion Price
         $ 200,000              $ 25,201        $ 225,201                 $ 4.00
           100,000                16,644          116,644                   1.81

In addition, in 2003 other notes payable and accrued interest totaling $361,950 were converted into 2,500,000 shares of common stock at conversion prices of $.08 to $.35 per share.

Stock Issued for Services and Interest
In 2003, 4,050,000 shares of common stock were issued to six individuals for services or in lieu of interest at per share valuations ranging from $.08 to $.525.

eTotalSource, Inc.
Notes to Consolidated Financial Statements


Private Placement Memorandum
In 2003, the Company sold 8,125,000 shares of common stock for $530,000 pursuant to a private placement offering.

Stock Options and Warrants Issued for Services and in Lieu of Interest
In 2003 and 2002, the Company recorded expenses for options and warrants to purchase common stock issued to consultants and lenders totaling $466,353 and $134,934, respectively. Valuations of the transactions are based on the estimated fair value of the options or warrants on the grant date using the Black-Scholes pricing model. Consulting expense is recognized over the term of the option or warrant period. Interest expense is recognized over the related term of the related obligation on a straight-line basis.





NOTE 5.  STOCK OPTIONS AND WARRANTS

Stock Options
Effective December 3, 2001, the Company adopted the eTotalSource, Inc. 2001 Stock Option Plan (the "Plan"). A total of 1.8 million shares of Company common stock were reserved for exercise of stock options under the Plan. The Plan, administered by the Company's board of directors, provides for the grant of incentive stock options to employees and directors at fair market value and nonstatutory stock options to consultants and others. No option can be for a term of more than ten years from the date of grant. The option price is at the discretion of the board; provided however, for incentive stock options it shall not be less than fair market value on the date of grant (110% for certain options becoming exercisable that exceed $100,000), and for nonstatutory options not less than 85% of fair market value on the date of grant. All options issued by the Company to date have exercise prices which were equal to the estimated fair market value of the Company's common stock at the date of grant.

eTotalSource, Inc.
Notes to Consolidated Financial Statements



A summary of stock options outstanding and excisable as of December 31, 2003 follows:

                                        Options Outstanding                        Options Exercisable
   Range of exercise         Number                    Weighted average           Number         Weighted average
   prices                    outstanding               remaining life        exercisable           exercise price
   ------                    -----------               --------------        -----------           --------------
   $.50                       1,512,500                  7.8 Years            1,359,219                $.50


Information concerning all stock option activity is summarized as follows:

                                                   Option         Option Prices
                                                   Shares             Per Share
                                                  -------             ---------
   Outstanding, December 31, 2001                 912,700                 $ .50
     Granted                                      748,000                   .50
     Forfeiture                                  (100,000)                  .50
     Exercised                                          -                     -
                                               ------------        -------------
   Outstanding, December 31, 2002               1,560,700                   .50
     Granted                                            -                     -
     Forfeiture                                   (48,200)                  .50
     Exercised                                          -                     -
                                               ------------        -------------
   Outstanding, December 31, 2003               1,512,500                 $ .50
                                               ============        =============


The weighted fair value of options granted in 2002 was $.75 per share. No options were granted in 2003.

Stock Options and Warrants Issued to Others
As of December 31, 2003, the Company has outstanding options and warrants that it has issued to consultants and lenders to purchase a total of 982,500 shares of common stock of the Company at $.75 per share; 40,000 expire in 2006, 817,500 expire in 2007, and 125,000 expire in 2011. The weighted average expected life of all such compensatory options and warrants were 68 months.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS


The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The fair value of notes and judgments payable approximates fair value because of the market rate of interest on the debt.

eTotalSource, Inc.
Notes to Consolidated Financial Statements


NOTE 7.  FINANCIAL INSTRUMENTS AND CONCENTRATIONS


Financial Instruments
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash.

The Company maintains its cash deposits in one international bank. Its bank accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The amount on deposit in the financial institution exceeded the $100,000 FDIC insured limit at December 31, 2003 by $219,774. Management believes that the financial institution is financially sound.

Significant Customers
Revenue from customers in excess of ten-percent of total Company revenue follows:

                  Customer                         2003                    2002
                  --------                         ----                    ----
                  A                                 47%                     - %
                  B                                 18%                     23%





NOTE 8.  COMMITMENTS AND CONTINGENCIES

Executive Employment Contracts

The Company has employment agreements with its three executive officers:

  1. Agreements were executed with the Chief Executive Officer and the Chief Financial Officer at the inception of the Company (February 7,
          2000) which expire December 31, 2003. Annual salary is $150,000 and $96,000, respectively, and each accrues a non-accountable automobile allowance of $9,000. The agreements also provide for an annual bonus of incentive stock options (covering 200,000 shares each). In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During both 2003 and 2002, CEO compensation expensed pursuant to these arrangements totaled $159,000, and CFO compensation totaled $105,000, respectively (exclusive of the fair value and of incentive stock options). Both officers have elected to forego the 2003 annual bonus of incentive stock options.

eTotalSource, Inc.
Notes to Consolidated Financial Statements


  2 An agreement was executed August 1, 2000 with the Chief Operating Officer which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2003 and 2002, COO compensation expensed pursuant to these arrangements was accrued on a "half-time" basis and totaled $64,500 and $43,538, respectively (exclusive of the fair value of incentive stock options). The officer has elected to forego the 2003 annual bonus of incentive stock options.

Contingent Common Shares Issuable
eTS shares not tendered in the reorganization discussed in Note 1 above (20,250 shares of eTS Series A Preferred Stock and 249,888 shares of eTS Common Stock) resulted in the board of directors reserving an additional 1,459,989 shares of PMN common stock for later issuance.

In connection with the reorganization discussed in Note 1, the board of directors reserved a total of 400,000 shares to retire PMN debt totaling $107,322 and 400,000 common shares for services. Issuance of these shares is contingent upon successful completion of the reorganization and filing of a Form 8-K under Rule 12g3 with the Securities and Exchange Commission.

NOTE 9.  FOURTH QUARTER ADJUSTMENTS

The Company recorded adjustments having the aggregate effect of increasing the net loss for the fourth quarter of 2003 by approximately $693,000. The adjustments consisted primarily of issuances of common stock for services or settlement of debt, accrual of services to be settled in stock, and the recognition of stock option and warrant expenses for services and in lieu of interest.