Form 10QSB
period 2004-03-31
ETOTALSOURCE INC
filed 2004-05-13
CIK 822998

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: March 31, 2004


                         Commission file number:33-49797

                               eTOTALSOURCE, INC.
             (Exact name of registrant as specified in its charter)


Colorado                                        84-1066959
--------                              -----------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)


                1510 Poole Boulevard, Yuba City, California 95993
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (530) 751-9615
                       ---------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 30,549,207 shares outstanding of the registrant's Common Stock as of March 31, 2004.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...........................3

         Balance Sheets
          March 31, 2004 and December 31, 2003.................................4

         Statements of Operations
          Three Months ended March 31, 2004 and March 31, 2003.................5

         Statements of Cash Flows
          Three Months ended March 31, 2004 and 2003...........................6

         Statement of Stockholders' Equity (Deficit)
          Three Months ended March 31, 2004 ...................................7

         Notes to Financial Statements ........................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................10

ITEM 3.  CONTROLS AND PROCEDURES  ............................................11

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................12

ITEM 2.  CHANGES IN SECURITIES................................................12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................12

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...................12

ITEM 5.  OTHER INFORMATION....................................................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12

         SIGNATURES ..........................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by eTOTALSOURCE, INC. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.

                                    eTotalSource, Inc.
                           Consolidated Condensed Balance Sheet


                                                                                              March 31, 2004       December 31, 2003
                                                                                           -----------------------------------------
ASSETS                                                                                         (Unaudited)
Current Assets
Cash                                                                                       $            72,503   $          313,084
Accounts receivable                                                                                        329                  414
                                                                                           --------------------  -------------------
Total Current Assets                                                                                    72,832              313,498
                                                                                           --------------------  -------------------

Furniture and Equipment                                                                                104,011               95,019
   Less accumulated depreciation                                                                       (57,186)             (52,580)
                                                                                           --------------------  -------------------
                                                                                                        46,825               42,439

Other Assets
Patents applications and trademarks, less $12,405 and $11,397
        accumulated amortization, respectively                                                          27,933               28,941
Deposits                                                                                                 1,162                1,358
                                                                                           --------------------  -------------------
                                                                                                        29,095               30,299
                                                                                           --------------------  -------------------

Total Assets                                                                               $           148,752   $          386,236
                                                                                           ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable                                                                  $           300,000   $          300,000
Other notes payable                                                                                    662,000              662,000
Judgments payable                                                                                      204,788              204,788
Accounts Payable                                                                                       231,291              224,471
Accrued compensation payable                                                                           699,547              716,395
Accrued interest payable                                                                               153,971              149,070
Other accrued liabilities                                                                              329,887              329,776
Deferred revenue                                                                                       101,250              112,500
                                                                                           --------------------  -------------------
Total Current Liabilities                                                                            2,682,734            2,699,000

Commitments and Contingencies                                                                                -                    -

Stockholders' Equity (Deficit)
Common stock; no par value; 100 million shares authorized,
 30,549,207 and 29,549,207 shares issued and outstanding, respectively                               3,842,222            3,656,884
Accumulated (deficit)                                                                               (6,376,204)          (5,969,648)
                                                                                           --------------------  -------------------
Total Stockholders' Equity                                                                          (2,533,982)          (2,312,764)
                                                                                           --------------------  -------------------

Total Liabilities and Stockholders' Equity (Deficit)                                       $           148,752   $          386,236
                                                                                           ====================  ===================


See accompanying notes to financial statements.


                                    eTotalSource, Inc.
                      Consolidated Condensed Statement of Operations

                                                                                                  Three Months Ended March 31,
                                                                                           -----------------------------------------
                                                                                                  2004                   2003
                                                                                           --------------------  -------------------
Revenues                                                                                   $            18,093   $           51,554

General and Administrative Expenses                                                                    397,262              166,627
                                                                                           --------------------  -------------------

Operating Income (Loss)                                                                               (379,169)            (115,073)

Other Income (Expense)
Rental Income                                                                                                -                3,619
Interest Expense                                                                                       (27,368)            (195,789)
Other                                                                                                      (19)                 122
                                                                                           --------------------  -------------------
                                                                                                       (27,387)            (192,048)
                                                                                           --------------------  -------------------

Net Income (Loss)                                                                          $          (406,556)  $         (307,121)
                                                                                           ====================  ===================

Basic and Diluted Income (Loss) per Share                                                  $             (0.01)  $            (0.02)
                                                                                           ====================  ===================

Weighted Average Common Shares Outstanding                                                          30,307,449           17,565,151
                                                                                           ====================  ===================























See accompanying notes to financial statements.


                                    eTotalSource, Inc.
                      Consolidated Condensed Statement of Cash Flows
                                       (Unaudited)
                                                                                                  Three Months Ended March 31,
                                                                                           -----------------------------------------
                                                                                                  2004                   2003
                                                                                           --------------------  -------------------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                                                 $          (406,556)  $         (307,121)
Depreciation and amortization                                                                            5,681               11,337
Stock issued for services                                                                              160,000                    -
Stock options and warrants issued for services                                                          25,338               14,822
Stock warrants issued in lieu of interest                                                                    -              143,659
Loss of retirement of assets                                                                                18                    -
Changes in assets and liabilities:
Decrease (increase) in other current assets                                                                  -               37,438
Decrease (increase) in accounts receivable                                                                  85                 (255)
Decrease (increase) in deposits                                                                            196                  294
Increase (decrease) in payables, credit cards and accrued liabilities                                   (5,016)             122,969
Increase (decrease) in deferred revenue                                                                (11,250)             (11,250)
                                                                                           --------------------  -------------------

Net Cash (Used in) Operating Activities                                                               (231,504)              11,893
                                                                                           --------------------  -------------------

Cash Flows From (Used in) Investing Activities:
Purchase equipment                                                                                      (9,077)                (656)
                                                                                           --------------------  -------------------

Net Cash (Used in) Investing Activities                                                                 (9,077)                (656)
                                                                                           --------------------  -------------------

Cash Flows From (Used in) Financing Activies:
Proceeds from notes payable                                                                                  -               60,000
Payments on notes payable                                                                                    -               (3,681)
                                                                                           --------------------  -------------------

Net Cash From Financing Activities                                                                           -               56,319
                                                                                           --------------------  -------------------

Increase (decrease) in Cash and Cash Equivalents                                                      (240,581)              67,556

Cash and Cash Equivalents - Beginning of Period                                                        313,084               50,326
                                                                                           --------------------  -------------------

Cash and Cash Equivalents - End of Period                                                  $            72,503   $          117,882
                                                                                           ====================  ===================

See accompanying notes to financial statements.

                                                         eTotalSource, Inc.
                                      Consolidated Statement of Stockholders' Equity (Deficit)

                                                Common Stock
                                 ---------------------------------------------          Accumulated
                                        Shares                 Amount                  (Deficit)                    Total
                                 ---------------------  ----------------------  -------------------------  -------------------------
December 31, 2003                       29,549,207.00           $3,656,884.00               $ (5,969,648)              $ (2,312,764)
                                 =====================  ======================  =========================  =========================

      Issued for services
           ($.17 per share)                 1,000,000                 160,000                                               160,000

      Options and warrants -
          Services                                                     25,338                                                25,338

       Net (loss)                                                                               (406,556)                  (406,556)
                                 ---------------------  ----------------------  -------------------------  -------------------------

March 31, 2004                             30,549,207             $ 3,842,222               $ (6,376,204)              $ (2,533,982)
                                 =====================  ======================  =========================  =========================
















See accompanying notes to financial statements.

ETOTALSOURCE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements of eTotalSource, Inc. (the "Company") were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2004. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by eTotalSource, Inc. on April 15, 2004.

Note B - Issuance of Stock for Services

During the three months ended March 31, 2004, the Company issued 1 million shares of common stock to an unrelated company for sales and marketing services. The Company has expensed the fair value of the stock based on contemporaneous stock market quotes at $.16 per share (a total of $160,000).

Note C - Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends certain portions of SFAS No. 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS No. 149 is not expected to have a material effect on the results of operations or financial position of the Company because the Company currently has no derivatives or hedging contracts.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's operations or financial position.

ETOTALSOURCE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.


Note D - Contingency

As reported in the December 31, 2003 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. These conditions are substantially unchanged through the first quarter of 2004. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note E - Events Subsequent to March 31, 2004

In the second quarter, approximately 280,000 shares of common stock will be issued to two individuals, a foundation and a trust for services to create a family disaster preparedness product.

Also in the second quarter, as discussed in the December 31, 2003 financial statements, the Company will be issuing 600,000 shares to settle certain Premium Enterprises, Inc. debt incurred prior to the 2003 reverse merger and 560,000 shares for services as provided for in Exhibit B of the Reorganization Agreement.

An additional 250,000 shares will also be issued in the second quarter for approximately $47,000 of legal services.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 2004, the Company had $72,503 in cash with which to conduct operations, a decline of $240,581 during the quarter. There can be no assurance that the Company will be able to carry on its business plan. Accordingly, the Company will seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future.

RESULTS OF OPERATIONS

eTotalSource, Inc. (the "Company") recognized a loss for the three-month period ended March 31, 2004 in the amount of $(406,556), $(.01) per share, as compared with a loss of $(307,121), $(.02) per share for the corresponding period ended March 31, 2003.

Revenues for the three-months ended March 31, 2004 were $18,093 versus $51,554 for the corresponding 2003 period, representing a 65% decrease. The decrease was attributable to fewer sales of the CD training products and no post-production projects.

Operating expenses for the three-month period ended March 31, 2004 were $397,262 as compared with $166,627 for the comparable 2003 period, an increase of $230,635. The increase was primarily due to the issuance of shares for services and an increase in payroll expenses. Payroll expenses for the three-month period ended March 31, 2004 were $62,948 more than the comparable 2003 period.

Interest expense for the three-month period ended March 31, 2004 was $27,368 as compared with $195,789 for the corresponding 2003 period. The decrease in interest expense is the result of the June 2003 retirement of mortgages payable upon sale of the Company's business office building, conversion of debt to equity in the fourth quarter of 2003 and the final amortization in 2003 of the fair value of warrants issued as incentives to lenders.

ANALYSIS OF FINANCIAL CONDITION

There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2003 financial statements filed by the Company on Form 10-KSB. Those conditions continued during the first quarter of 2004: operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of March 31, 2004, current liabilities exceed current assets by approximately $2.61 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of March 31, 2004, the following written obligations were outstanding:

                                                           Payments Due by Period
                                Less than                                               After
Contractual Obligations          1 year          2-3 years     4-5 years              5 years             Total
-----------------------       -------------   ------------    ------------   ---------------    ----------------
Judgments payable             $     204,788   $        .00    $        .00   $            .00   $       204,788
Short Term Debt                     962,000            .00             .00                .00           962,000
                              -------------   ------------    ------------   ---------------    ----------------

Total contractual cash
obligations                   $   1,166,788   $        .00    $        .00   $            .00   $     1,166,788
                              =============   ============    ============   ===============    ================


The Company leases its corporate offices in Yuba City, California on a month-to month with no expiration date. Monthly rentals under the lease are approximately $3,000.

CRITICAL ACCOUNTING POLICIES

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


ITEM 3.  CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             EXHIBIT NO.        DESCRIPTION

                31.1     Section 302 Certification - CEO
                31.2     Section 302 Certification - CFO
                32.1     Section 906 Certification - CEO
                32.2     Section 906 Certification - CFO

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter for the period ended March 31, 2004.

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eTotalSource, Inc.
                                       (Registrant)



Dated:  May 12, 2004                    /s/Terry L. Eilers
                                        --------------------------------
                                        Terry L. Eilers
                                        President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Terry L. Eilers                                     Dated: May 12, 2004
   ------------------------------------------
   Terry L. Eilers, President and Director