Form 10QSB
period 2004-06-30
ETOTALSOURCE INC
filed 2004-08-18
CIK 822998

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended: June 30, 2004


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

Yes [X]  No [_]

As of June 30, 2004, 35,726,316 shares of common stock were outstanding.

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

              Balance Sheet                                                F-1

              Statement of Operations                                      F-2

              Statement of Cash Flows                                      F-3

              Notes to Condensed Financial Statements                      F-4


                                    eTotalSource, Inc.
                           Consolidated Condensed Balance Sheet

                                                                               June 30, 04   Dec 31, 03
                                                                             -------------   -----------
ASSETS                                                                         (Unaudited)
Current Assets
Cash                                                                            $  7,762      $ 313,084
Accounts receivable                                                                3,869            414
Other                                                                              7,623              -
                                                                             -------------   -----------
Total Current Assets                                                              19,254        313,498
                                                                             -------------   -----------
Property & Equipment
Equipment                                                                         95,926         95,019
   Less accumulated depreciation                                                 (55,072)       (52,580)
                                                                             -------------   -----------
                                                                                  40,854         42,439
                                                                             -------------   -----------
Other Assets
Patents applications and trademarks,
  less $13,414 and $11,397 accumulated amortiation                                26,924         28,941
Deposits                                                                           1,162          1,358
                                                                             -------------   -----------
                                                                                  28,086         30,299
                                                                             -------------   -----------
Total Assets                                                                    $ 88,194      $ 386,236
                                                                             ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable                                                       $250,000      $ 300,000
Other notes payable                                                              632,000        662,000
Judgements payable                                                               204,788        204,788
Accounts payable                                                                 134,791        224,471
Accrued compensation payable                                                     752,728        716,395
Accrued interest payable                                                         164,541        149,070
Other accrued liabilities                                                        435,602        329,776
Deferred revenue                                                                  90,000        112,500
                                                                             -------------   -----------
Total Current Liabilities                                                      2,664,450      2,699,000

Commitments and Contingencies                                                          -              -

Stockholders' Equity (Deficit)
Common stock; no par value; 100 million shares authorized,
  35,726,316 shares issued and outstanding                                     4,587,011      3,656,884
Accumulated (deficit)                                                         (7,163,267)    (5,969,648)
                                                                             -------------   -----------
Total Stockholders' Equity                                                    (2,576,256)    (2,312,764)
                                                                             -------------   -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $ 88,194      $ 386,236
                                                                             =============   ===========

                                 See accompanying notes.


                                       eTotalSource, Inc.
                         Consolidated Condensed Statement of Operations
                                           (Unaudited)

                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                        2004          2003            2004           2003
                                                  -----------   -----------    ------------    -----------
Revenues                                          $   97,174    $   94,646     $   115,266     $  146,200

General and Administrative Expenses                  807,875       563,584       1,205,138        730,211
                                                  -----------   -----------    ------------    -----------
Operating Income (Loss)                             (710,701)     (468,938)     (1,089,871)      (584,011)

Other Income (Expense)
Gain on sale of building                                   -       205,705               -        205,705
Gain on sale of asset                                 (1,122)       (2,728)         (1,140)             -
Interest expense                                     (76,512)     (119,682)       (103,879)      (315,471)
Rental income (loss)                                       -        (3,159)              -            460
Other                                                  1,273             -           1,273         (2,607)
                                                  -----------   -----------    ------------    -----------
Total Other Income (Expense)                         (76,361)       80,137        (103,747)      (111,913)
                                                  -----------   -----------    ------------    -----------
Net (Loss)                                        $ (787,063)   $ (388,802)    $(1,193,618)    $ (695,924)
                                                  ===========   ===========    ============    ===========

Basic and Diluted (Loss) per Share                $    (0.02)   $    (0.02)    $     (0.04)    $    (0.04)
                                                  ===========   ===========    ============    ===========

Weighted Average Common Shares Outstanding        32,556,481    18,301,090      31,552,844     17,935,153
                                                  ===========   ===========    ============    ===========


                                   See accompanying notes.


                                       eTotalSource, Inc.
                         Consolidated Condensed Statement of Cash Flows
                                           (Unaudited)

                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                      2,004        2,003         2,004          2,003
                                                  -----------   -----------  ------------    -----------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                         $(787,063)   $ (388,802)   (1,193,618)      (695,924)
Depreciation and amortization                          5,457         8,999        11,139         20,337
Gain on sale of building                                   -      (205,705)            -       (205,705)
Gain on sale of asset                                    (47)            -           (47)             -
Loss on retirement of assets                           1,169         2,890         1,188          2,890
Stock issued for services                            430,300       375,300       590,300        375,300
Stock issued in lieu of interest expense              52,400        10,670        52,400         10,670
Stock options and warrants issued for services        25,338        14,986        50,677         29,808
Stock warrants issued in lieu of interest              2,250        59,118         2,250        202,777
Changes in assets and liabilities:
Decrease (increase) in accounts receivable            (3,140)      (31,023)       (3,055)       (31,278)
Decrease (increase) in other current assets           (7,623)        2,920        (7,623)        40,358
Increase (decrease) in payables, credit cards
      and accrued liabilities                        227,466       (35,028)      222,451         14,021
Increase (decrease) in deferred revenue              (11,250)      (11,250)      (22,500)       (22,500)
                                                  -----------   -----------  ------------    -----------
Net Cash (Used in) Operating Activities              (64,742)     (196,924)     (296,439)      (259,246)
                                                  -----------   -----------  ------------    -----------
Cash Flows From (Used in) Investing Activities:
Net proceeds from sale of building                         -       142,596             -        142,596
Purchase of equipment                                      -          (161)       (9,077)          (817)
Decrease (increase) in deposits                            -          (280)          196             14
                                                  -----------   -----------  ------------    -----------
Net Cash (Used in) Investing Activities                    -       142,155        (8,881)       141,793
                                                  -----------   -----------  ------------    -----------
Cash Flows From (Used in) Financing Activies:

Proceeds from issuance of notes payable                    -        50,000             -        110,000
Proceeds (payments) on mortgage payables                   -          (961)            -         (4,642)
                                                  -----------   -----------  ------------    -----------
Net Cash From Financing Activities                         -        49,039             -        105,358
                                                  -----------   -----------  ------------    -----------
Increase (decrease) in Cash and Cash Equivalents     (64,742)       (5,730)     (305,320)       (12,095)

Cash and Cash Equivalents - Beginning of Period       72,504        43,962       313,082         50,326
                                                  -----------   -----------  ------------    -----------
Cash and Cash Equivalents - End of Period          $   7,762    $   38,232   $     7,762     $   38,232
                                                  ===========   ===========  ============    ===========


                                    See accompanying notes.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2004. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by eTotalSource, Inc. on April 15, 2004.

Certain reclassifications have been made to prior year expenses to conform with the current year presentation and have no effect on the reported net loss for either period.

Note B - Common Stock

During the three and six-months ended June 30, 2004, the Company issued 2,885,000 and 3,885,000 shares of common stock for services, respectively, expensed at the fair value of the stock based on contemporaneous stock market quotes at $.09 - $.17 per share (a total of $440,300 and $590,300, respectively).

During the three months ended June 30, 2004, notes payable and accrued interest totaling $87,500 were converted to 469,318 shares of common stock ($17 - $.20 per share) and 850,000 shares were issued in payment of accounts payable totaling $147,000.

During the three months ended June 30, 2004, the Company issued 275,000 shares of common stock to note holders as compensation for additional interest. The Company has expensed the fair value of the stock based on contemporaneous stock market quotes at $.09 - .53 per share (a total of $52,400).

During the second quarter of 2004, the Company issued 697,391 shares of common stock previously reserved in connection with the December 30, 2002 reorganization.


Note C - Contingency

As reported in the December 31, 2003 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. These conditions are eTotalSource, Inc.
Notes to Consolidated Condensed Financial Statements

substantially unchanged through the second quarter of 2004. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note D - Events Subsequent to June 30, 2004

In July 2004, the Company issued 100,000 shares of common stock to an unrelated individual for $9,000 of services accrued for in the second quarter.

In July 2004 the Company issued 1,400,000 shares of common stock to a former contract consultant in settlement of a contract. The fair value of the shares were accrued for in the second quarter based on the quoted price of the stock on the date of settlement - a total of $126,000.

In July 2004, the Company issued 2 million shares of common stock to an unrelated company for sales and marketing services completed and accepted in the third quarter. The shares will be recorded at their fair value, $300,000, based on the quoted price of the stock at the date of the contract.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 2004, the Company had $7,762 in cash with which to conduct operations, a decline of $64,742 during the quarter. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future.

Results of Operations

eTotalSource, Inc. (the "Company") recognized a loss for the three-month period ended June 30, 2004 in the amount of $(787,063), $(.02) per share, as compared with a loss of $(388,802), $(.02) per share for the corresponding period ended June 30, 2003. In the first six months of the fiscal year, the Company recognized a loss in the amount of $(1,193,618), $(.04) per share, as compared to $(695,923), $(.04) per share, for the corresponding six month period ended June 30, 2003.

Revenues for the three-months ended June 30, 2004 were $97,174 versus $94,646 for the corresponding 2004 period, representing a 3% increase. The slight increase was attributable to fewer sales of the CD training products and increased sales of software. Revenues for the first six months of the fiscal year ended June 30, 2004 were $115,266 versus $146,200 for the corresponding 2002 period, representing a 21% decrease. The decrease was attributable to fewer sales of the CD training products and no post-production projects.

Operating expenses for the three-month period ended June 30, 2004 were $807,875 as compared with $563,584 for the comparable 2003 period, an increase of $244,291. The increase was primarily due to an increase in stock compensation and payroll expenses. Payroll expenses for the three-month period ended June 30, 2004 were $16,831 more than the comparable 2003 period. Operating expenses for the first six months ended June 30, 2004 were $1,205,138 as compared with $730,211 for the comparable 2003 period, an increase of $474,927. The increase was primarily due to an increase in stock compensation and payroll expenses.

Interest expense for the three-month period ended June 30, 2004 was $76,512 as compared with $119,682 for the corresponding 2003 period. The decrease in interest expense is the result of the June 2003 retirement of mortgages payable upon the sale of the Company's business office building, conversion of debt to equity in the fourth quarter of 2003 and a decrease in amortization expense in 2004 of the fair value of warrants issued as incentives to lenders. Similarly, interest expense for the first six months of the fiscal year ended June 30, 2004 decreased to $103,879 as compared with $315,471 for 2003.

Analysis of Financial Condition

There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2003 financial statements filed by the Company on Form 10-KSB. Those conditions continued during the second quarter of 2004: operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of June 30, 2004, current liabilities exceed current assets by approximately $2.6 million.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Contractual Obligations and Commercial Commitments
As of June 30, 2004, the following obligations were outstanding:


                                                           Payments Due by Period
                                Less than                                               After
Contractual Obligations          1 year          2-3 years     4-5 years              5 years             Total
-----------------------       ------------    ------------    ------------   ---------------    ----------------
Judgments payable                $ 204,788          $ .00           $ .00              $ .00         $ 204,788

Short Term Note Payables           882,000            .00             .00                .00           882,000

Other Current liabilities        1,487,662            .00             .00                .00         1,487,662
                              ------------    ------------    ------------   ---------------    ----------------
Total contractual cash
obligations                    $ 2,574,450          $ .00           $ .00              $ .00       $ 2,574,450
                              ============    ============    ============   ===============    ================

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

        None.


Item 5.  Other Information

        None.


Item 6.   Exhibits and Reports on Form 8-K

        a.  Exhibits pursuant to Regulation S-K:

                31.1    Section 302 Certification of Terry Eilers
                31.2    Section 302 Certification of Virgil Baker
                32.1    Section 906 Certification of Terry Eilers
                32.2    Section 906 Certification of Virgil Baker

        b.  Reports on Form 8-K:

                None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        eTotalSource, Inc.

Dated:  8/16/04                        By: /s/ Terry L. Eilers
                                           ----------------------------------
                                           Terry L. Eilers
                                           President and Director