Form 10QSB
period 2004-09-30
ETOTALSOURCE INC
filed 2004-11-16
CIK 822998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                          Commission File No. 33-49797

                               eTOTALSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

                  COLORADO                             84-1066959
      ---------------------------------   --------------------------------------
       (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
       Incorporation or Organization)


                    1510 POOLE BOULEVARD, YUBA CITY, CA 95993
                    -----------------------------------------
                     Address of principal executive offices)

                                 (530) 751-9615
              (Registrant's Telephone Number, Including Area Code)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes  [X]                        No [ ]

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: AS OF SEPTEMBER 30, 2004, THERE WERE 41,046,316 OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, NO PAR VALUE.

Transitional Small Business Disclosure Format: Yes [_]  No [X]
                               eTOTALSOURCE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

PART I. - FINANCIAL INFORMATION
    ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.......................3
      Balance Sheets - September 30, 2004 and December 31, 2003................4
      Statements of Operations - Three and Nine Months Ended
       September 30, 2004 and 2003.............................................5
      Statements of Cash Flows - Three and Nine Months ended
       September 30, 2004 and 2003.............................................6
      Notes to Financial Statements............................................7
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........9
    ITEM 3.  CONTROLS AND PROCEDURES..........................................13

PART II. - OTHER INFORMATION
    ITEM 1.  LEGAL PROCEEDINGS................................................14
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................14
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................14
    ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...............14
    ITEM 5.  OTHER INFORMATION................................................14
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................14

SIGNATURE PAGE

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               eTOTALSOURCE, INC.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------

                            AS OF SEPTEMBER 30, 2004


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

PAGE       4      CONSOLIDATED CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2004
                  (UNAUDITED) AND DECEMBER 31, 2003

PAGE       5      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS  FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGE       6      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  FOR THE THREE
                  AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGES    7 - 8    NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL STATEMENTS AS OF
                  SEPTEMBER 30, 2004 (UNAUDITED)
                               eTOTALSOURCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                   (UNAUDITED)

                                                     Sept 30, 04    Dec 31, 03
                                                    -------------  -------------
ASSETS                                               (Unaudited)
CURRENT ASSETS
Cash                                                      $ 1,964     $ 313,084
Accounts receivable                                         2,922           414
Other                                                       1,323             -
                                                    -------------  -------------
Total Current Assets                                        6,209       313,498
                                                    -------------  -------------

PROPERTY & EQUIPMENT
Equipment                                                  93,779        95,019
   Less accumulated depreciation                          (57,492)      (52,580)
                                                    -------------  -------------
                                                           36,287        42,439
                                                    -------------  -------------
OTHER ASSETS
Patent applications and trademarks, less
  $14,422 and $11,397 accumulated amortization             25,916        28,941
Deposits                                                    1,162         1,358
                                                    -------------  -------------
                                                           27,078        30,299
                                                    -------------  -------------

TOTAL ASSETS                                             $ 69,574     $ 386,236
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Convertible notes payable                               $ 250,000     $ 300,000
Other notes payable                                       632,000       662,000
Judgments payable                                         204,788       204,788
Accounts payable                                          193,645       224,471
Accrued compensation payable                              849,843       716,395
Accrued interest payable                                  175,199       149,070
Other accrued liabilities                                 300,182       329,776
Deferred revenue                                           78,750       112,500
                                                    -------------  -------------
Total Current Liabilities                               2,684,407     2,699,000

Commitments and Contingencies                                   -             -

Stockholders' Equity (Deficit)
Common stock; no par value; 100 million shares
  authorized, 41,046,316 shares issued and
  outstanding                                           5,112,753     3,656,884
Accumulated (deficit)                                  (7,727,586)   (5,969,648)
                                                    -------------  -------------
Total Stockholders' Equity                             (2,614,833)   (2,312,764)
                                                    -------------  -------------

Total Liabilities and Stockholders' Equity
  (Deficit)                                              $ 69,574     $ 386,236
                                                    =============  =============

                            See accompanying notes.

                               eTOTALSOURCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED SEPT 30,    NINE MONTHS ENDED SEPT 30,
                                                    ----------------------------   ---------------------------
                                                            2004           2003            2004         2003
                                                    -------------  -------------   -------------   -----------
REVENUES                                            $    70,598     $    34,757     $   185,865    $  180,957

GENERAL AND ADMINISTRATIVE EXPENSES                     598,309         178,797       1,803,447       909,008
                                                    -------------  -------------    -------------  -----------
OPERATING INCOME (LOSS)                                (527,711)       (144,040)     (1,617,582)     (728,051)

OTHER INCOME (EXPENSE)
Gain on sale of building                                      -              -                -       205,705
Gain on sale of asset                                         -              -               47             -
Interest expense                                        (36,313)        (91,504)       (140,193)     (406,975)
Rental income (loss)                                          -            (108)              -           352
Other                                                      (295)          1,335            (209)       (1,271)
                                                    -------------  -------------   -------------   -----------
TOTAL OTHER INCOME (EXPENSE)                            (36,608)        (90,277)       (140,355)     (202,189)
                                                    -------------  -------------   -------------   -----------

NET (LOSS)                                          $  (564,319)    $  (234,317)    $(1,757,937)   $ (930,240)
                                                    =============  =============   =============   ===========

BASIC AND DILUTED (LOSS) PER SHARE                  $     (0.02)    $     (0.01)    $     (0.05)   $    (0.05)
                                                    =============  =============   =============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           35,800,117      18,301,090      36,197,851    17,935,153
                                                    =============  =============   =============   ===========

                                            See accompanying notes.

                               eTOTALSOURCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                      Three Months Ended Sept 30,    Nine Months Ended Sept 30,
                                                    ------------------------------  -----------------------------
                                                             2004           2003             2004            2003
                                                    -------------  -------------    -------------     -----------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                              $   (564,319)   $  (234,317)   $(1,757,937)   $ (930,240)
Depreciation and amortization                                  5,280          5,154         16,419        25,491
Gain on sale of building                                           -              -              -      (205,705)
Gain on sale of asset                                              -              -            (47)            -
Loss of retirement of assets                                     295              -          1,482         2,891
Stock issued for services                                    391,000              -        981,300       375,300
Stock issued in lieu of interest                                   -              -         52,400        10,670
Stock options and warrants issued for services                25,617         15,151         76,293        44,959
Stock warrants issued in lieu of interest                      1,125         60,329          3,375       263,106
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                       947         39,043         (2,108)        7,764
Decrease (increase) in other current assets                    6,301              -         (1,323)       40,358
Increase (decrease) in payables, credit cards
 and accrued liabilities                                     139,206           (477)       361,659        13,544
Increase (decrease) in deferred revenue                      (11,250)       (11,250)       (33,750)      (33,750)
                                                        -------------  -------------  -------------   -----------

Net Cash (Used in) Operating Activities                       (5,798)      (126,367)      (302,237)     (385,612)
                                                        -------------  -------------  -------------   -----------

Cash Flows From (Used in) Investing Activities:
Net proceeds from sale of building                                 -              -              -       142,596
Purchase of equipment                                              -         (1,419)        (9,077)       (2,236)
Decrease (increase) in deposits                                    -              -            196            14
                                                        -------------  -------------  -------------   -----------

Net Cash (Used in) Investing Activities                            -         (1,419)        (8,881)      140,374
                                                        -------------  -------------  -------------   -----------

Cash Flows From (Used in) Financing Activities:
Payments on note payables                                          -       (102,500)             -      (102,500)
Proceeds from issuance of notes payable                            -        250,000              -       360,000
Proceeds (payments) on mortgage payables                           -              -              -        (4,642)
                                                        -------------  -------------  -------------   -----------
Net Cash From Financing Activities                                 -        147,500              -       252,858
                                                        -------------  -------------  -------------   -----------

Increase (decrease) in Cash and Cash Equivalents              (5,798)        19,714       (311,118)        7,620

Cash and Cash Equivalents - Beginning of Period                7,762         38,232        313,082        50,326
                                                        -------------  -------------  -------------   -----------

Cash and Cash Equivalents - End of Period               $      1,964    $    57,946    $     1,964    $   57,946
                                                        =============  =============  =============   ===========

                                               See accompanying notes.

                               eTOTALSOURCE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                            ------------------------
                                   (UNAUDITED)

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2004. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by eTOTALSOURCE, Inc. on April 15, 2004.

Certain reclassifications have been made to prior year expenses to conform to the current year presentation and have no effect on the reported net loss for either period.

NOTE B - COMMON STOCK

During the three and nine-months ended September 30, 2004, the Company issued 5,320,000 and 9,205,000 shares of common stock for services, respectively, expensed at the fair value of the stock based on contemporaneous stock market quotes at $.05 - $.17 per share (a total of $526,000 and $1,116,300, respectively).

During the three months ended June 30, 2004, notes payable and accrued interest totaling $87,500 were converted to 469,318 shares of common stock ($17 - $.20 per share) and 850,000 shares were issued in payment of accounts payable totaling $120,000.

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

NOTE C - CONTINGENCY

As reported in the December 31, 2003 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. These conditions are substantially unchanged through the third quarter of 2004. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D - STATEMENT OF CASH FLOWS INFORMATION AND SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES

Cash and cash equivalents include cash and short-term  investments with original
maturities   of  three  months  or  less.   Non-cash   investing  and  financing
transactions during the periods consist of the following:

                                                Nine months ended
                                                  September 30,
                                            ---------------------------
                                               2004         2003
                                            ---------------------------
Conversion of accounts payable                 $255,000     $     --
Conversion of notes payable                      87,500      160,670
                               eTOTALSOURCE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 2004 (CONTINUED)
                      ------------------------------------
                                   (UNAUDITED)


NOTE E - EVENTS SUBSEQUENT TO SEPTEMBER 30, 2004

      On October 6, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay eTOTALSOURCE 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell Capital Partners will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, Cornell Capital Partners received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock issued on October 8, 2004.

      Also on October 6, 2004, we issued a secured Convertible Debenture to Cornell Capital Partners, L.P. in the principal amount of $175,000. At eTOTALSOURCE's option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the Convertible Debenture on the third-year anniversary of the Convertible Debenture or (ii) converted into shares of eTOTALSOURCE common stock. The Convertible Debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (x) an amount equal to 120% of the closing bid price as listed on a principal market, as quoted by Bloomberg, L.P., on October 6, 2004, or (y) an amount equal to 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The Convertible Debenture has a term of two years and is secured by all of our non-cash assets. At eTOTALSOURCE's option, the Convertible Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the secured Convertible Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock. After we file a registration statement with the United States Securities and Exchange Commission registering the shares of common stock underlying the Convertible Debenture, we will issue a second secured Convertible Debenture to Cornell Capital Partners in the principal amount of $175,000 upon the same terms and conditions as the first secured Convertible Debenture above.

      Also on October 6, 2004, we engaged Newbridge Securities Corporation, an unaffiliated registered broker-deal, to advise eTOTALSOURCE in connection with the Standby Equity Distribution Agreement. Newbridge Securities Corporation was paid a one-time fee of $10,000 by the issuance of 166,666 restricted shares of eTOTALSOURCE's common stock on October 8, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING, AMONG OTHER THINGS, (a) THE COMPANY'S PROJECTED SALES AND PROFITABILITY, (b) THE COMPANY'S GROWTH STRATEGIES, (c) ANTICIPATED TRENDS IN THE COMPANY'S INDUSTRY, (d) THE COMPANY'S FUTURE FINANCING PLANS, (e) THE COMPANY'S ANTICIPATED NEEDS FOR WORKING CAPITAL, (f) THE COMPANY'S LACK OF OPERATIONAL EXPERIENCE, AND (g) THE BENEFITS RELATED TO OWNERSHIP OF THE COMPANY'S COMMON STOCK. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE THE COMPANY'S FUTURE PLANS, STRATEGIES, AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND," OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM THE FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE FOUND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" AS WELL AS IN THIS FILING GENERALLY. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION THE MATTERS DESCRIBED IN THIS FILING GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR AS PROJECTED.

HISTORY AND OVERVIEW

      The Company was incorporated in Colorado on September 16, 1987 as Premium Enterprises, Inc. On December 20, 2002 Premium Enterprises, Inc. ("Premium") entered into a Plan and Agreement of Reorganization with eTotalSource, Inc. and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTOTALSOURCE in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles of Incorporation to change the name of Premium Enterprises, Inc. to eTotalSource, Inc. For a period of time in 1988-94, Premium operated three fast lube locations, at various times in Arizona and Colorado as "Grease Monkey" franchises. The locations were unprofitable, two were sold, and the last franchise closed in 1994. Premium then attempted to enter the automobile and truck tire recycling business in 1994. It formed a limited partnership of which it owned 62.5% and commenced limited tire recycling operations. The equipment proved to be inadequate and Premium ran out of capital to continue operations and ceased all operations in 1996. Premium wrote-off all of its investment in equipment and licenses for tire recycling in 1996. Premium was dormant from 1996 until 2002, when it effectuated the above-described Plan and Agreement of Reorganization with eTotalSource and its shareholders.

      eTotalSource, Inc., a California corporation, was founded on February 7, 2000. eTotalSource is a subsidiary of Premium and the sole business of Premium.

      eTOTALSOURCE is a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Our clients have included: U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State University, Logistics Management Institute, First American Title Company and other corporate entities. eTotalSource's clients work with eTotalSource to develop, produce, market, and distribute multimedia development software. eTotalSource also markets educational training programs it has produced utilizing its proprietary software.

      eTotalSource was founded with the express goal of designing a better interface for information and education multimedia delivery. Approximately one year after inception, the beta Presenta ProTM platform was completed. Presenta ProTM features back-end development of multi-panel time synchronized presentations and course work, as well as testing, feedback and performance monitoring. Clients are utilizing Presenta ProTM as a platform for distance learning and computer-based training. Presenta ProTM is delivered via the Internet, intranet, or CD/DVD.

OUR SOFTWARE AND IP

      eTotalSource has developed a software application, Presenta ProTM that simplifies the production and delivery of multimedia presentations and content while at the same time improving the quality and effectiveness of the presentations. Presenta ProTM is designed with cost saving features and it offers post-production opportunities.

      Presenta ProTM features include:

      o    Multi-panel time synchronized presentation;

      o    Quick content and program development;
      o    Rich video and content experience;
      o    Still images;
      o    Graphics;
      o    Flash;
      o    Links to Website;
      o    Live Cams;
      o    Test and quizzes to tract performance;
      o    Users progress can be tracked;
      o    Diagrams;
      o    Simple server requirements;
      o    Reduces training and learning curve time; and
      o    Easy to implement and use.

OUR BUSINESS MODEL

      eTotalSource   employs  a  dual  strategy  to  meet  market   demands  and
opportunities that includes both software licensing and publishing.

      eTotalSource is licensing Presenta ProTM software via distribution partners and an internal sales and marketing team. The marketing team will be directing its sales effort in targeting the education, corporate and government markets. The cost of the product ranges from $5,500 to $15,000, and eTotalSource is positioning the software package for a volume intensive market. The nearest competitor (in quality or functionality) prices its product at substantially higher prices. Our aggressive pricing policy is intended to appeal to governments, schools and corporate clients.

      eTotalSource publishes and produces original content and postproduction services, and participates in the sales and distribution of the final published product.

      eTotalSource shares in the revenue derived from the program sales. eTotalSource carefully chooses its content, identifying unique subjects and niches offering more probable sales. We believe that these markets are generally underserved and in need of the program packages that are produced by eTotalSource. Examples of finished products currently being marketed include:

      o    Anger Management Facilitator Training and Certification;
      o    Domestic Violence Facilitator Training and Certification;
      o    School Maintenance, Cleaning Training and Certification;
      o    Emergency Disaster Preparedness - Terrorist Awareness; and
      o    Mandated School Internet Acceptable Use Policy.

INTELLECTUAL PROPERTY DIFFERENTIATION

      eTotalSource currently has five patents pending:

      o Multiple screen operating environment, framework and tools for transacting e-commerce;

      o    System  and  method  for   pre-loading   still  imagery  data  in  an
           interactive multimedia presentation; provides an image pre-loading system that maximizes available network bandwidth;

      o System and method for dynamically managing web content using a browser independent framework, which provides an interactive system for enabling dynamic updating of web content to "live" websites;

      o System and method for providing an interactive multimedia presentation environment with low bandwidth capable sessions, which provides an integrated presentation environment consisting of multi-screen clinic logically defined within a browser application; and

      o Presenta Pro(TM) production and delivery system, which provides a multi-screen environment for presenting multimedia presentations with video, images, flash images and text all integrating with the video.

      eTotalSource's technological differentiation is based on high quality and low cost software. We believe that Presenta ProTM is easier to use and considerably more flexible than eTotalSource's closest competitor. We believe that Presenta ProTM is priced to be affordable, cost-effective, and training-efficient. Presenta Pro'sTM ease of implementation and quality it a viable choice for authoring software and distance learning tools.

TECHNOLOGY

      The Presenta ProTM, production and delivery system is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, CD or DVD. The Presenta ProTM system has been created using the Delphi development system. The server portion of Presenta ProTM is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language ("XML"). The back-end is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via TCP/IP. The end user client can be run on any Windows based personal computer and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand alone web site. We believe that eTotalSource's technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.

EMPLOYEES

      As of September 30, 2004, we had 12 full-time employees, of which three were executive. No employees are presently represented by any labor unions. We believe our relations with our employees to be good, however additional employees will need to be recruited to meet our growth projections.

GOING CONCERN

      There is substantial doubt about the ability of the Company to continue as a going concern as disclosed in the notes to the December 31, 2003 financial statements filed by the Company on Form 10-KSB. Those conditions continued through the third quarter of 2004 as operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors, remain. As of September 30, 2004, current liabilities exceed current assets by approximately $2.7 million.

      Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

CRITICAL ACCOUNTING POLICIES

      The Company recognizes revenue in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing.

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

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2003

      REVENUES.

      Revenues for eTotalSource, Inc. (the "Company") for the three-months ended September 30, 2004 were $70,598 versus $34,757 for the corresponding 2003 period, representing a 103% increase. The increase was attributable to fewer sales of the compact disk training products and increased sales of software.

      EXPENSES.

      Operating expenses for the three-month period ended September 30, 2004 were $598,309 as compared with $178,797 for the comparable 2003 period, an increase of $419,512. The increase was primarily due to an increase in stock compensation and payroll expenses. Payroll expenses for the three-month period ended September 30, 2004 were $5,534 ,more than the comparable 2003 period. Interest expense for the three-month period ended September 30, 2004 was $36,313 as compared with $91,504 for the corresponding 2003 period. The decrease in interest expense is the result of the June of 2003 retirement of mortgages payable upon the sale of the Company's business office building, conversion of debt to equity in the fourth quarter of 2003 and a decrease in amortization expense in 2004 of the fair value of warrants issued as incentives to lenders.

      GAIN (LOSS) FROM OPERATIONS.

      The Company recognized a loss for the three-month period ended September 30, 2004 in the amount of $564,319 or $(0.02) per share, as compared with a loss of $234,317 or $(0.01) per share for the corresponding period ended September 30, 2003.

      RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2003

      REVENUES.

      Revenues for the first nine months of the fiscal year ended September 30, 2004 were $185,865 versus $180,957 for the corresponding 2003 period, representing a 3% increase. The decrease was attributable to fewer sales of the CD training products, no post-production projects, and increased sales of software.

      EXPENSES.

      Operating expenses for the first nine months ended September 30, 2004 were $1,803,447 as compared with $909,008 for the comparable 2003 period, an increase of $894,439. The increase was primarily due to an increase in stock compensation and payroll expenses. Interest expense for the first nine months of the fiscal year ended September 30, 2004 decreased to $140,193 as compared with $406,975 for 2003.

      GAIN (LOSS) FROM OPERATIONS.

      In the first nine months of the fiscal year, the Company recognized a loss in the amount of $1,757,937 or $(0.05) per share, as compared with a loss of $930,240 or $(0.05) per share, for the corresponding nine month period ended September 30, 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      As of September 30, 2004, the following obligations were outstanding:

                                                   Payments Due by Period
                             Less than                                   After
Contractual Obligations         1 year   2-3 years   4-5 years         5 years          Total
-----------------------     ----------  ----------   ---------    ------------   -------------
Judgments payable           $  204,788       $ .00       $ .00           $ .00    $   204,788
Short Term note payables       882,000         .00         .00             .00        882,000
Other current liabilities    1,597,618         .00         .00             .00      1,597,618
                            ----------  ----------   ---------    ------------   -------------
Total contractual cash
obligations                 $2,684,406       $ .00       $ .00           $ .00    $ 2,684,406
                            ==========  ==========   =========    ============   =============

      The Company leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $3,000.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, the Company had $1,964 in cash with which to conduct operations, a decline of $5,798 during the quarter. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. The Company does not intend to pay dividends in the foreseeable future.

ITEM 3.  CONTROLS AND PROCEDURES

      a.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Management has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

      b.   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On September 30, 2004, each of the following persons were issued 400,000 restricted shares of common stock in exchange for services provided to eTotalSource: Michael Sullinger, COO, Virgil Baker, CFO, and A. Richard Barber. The Company did not receive any cash proceeds from the foregoing issuances.

      In July of 2004, eTotalSource issued 100,000 restricted shares of common stock to an unrelated individual for $9,000 of services accrued for in the second quarter. The Company did not receive any cash proceeds from the foregoing issuance.

      Also in July of 2004, eTotalSource issued 1,400,000 shares of restricted common stock to a former contract consultant in settlement of a contract. The fair value of the shares were accrued for in the second quarter based on the quoted price of the stock on the date of settlement, a total of $126,000. The Company did not receive any cash proceeds from the foregoing issuance.

      Also in July of 2004, eTotalSource issued 2,000,000 shares of restricted common stock to an unrelated company for sales and marketing services completed and accepted in the third quarter. The shares will be recorded at their fair value, $300,000, based on the quoted price of the stock at the date of the contract. The Company did not receive any cash proceeds from the foregoing issuances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.   EXHIBITS PURSUANT TO REGULATION S-K:

   DESIGNATION OF
EXHIBIT AS SET FORTH
   IN ITEM 601 OF
   REGULATION S-B                 DESCRIPTION                      LOCATION
--------------------  -------------------------------------   ------------------

                      Certification by Chief Executive         Provided herewith
                      Officer pursuant to 15 U.S.C. Section
31.1                  7241, as adopted pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002.

   DESIGNATION OF
EXHIBIT AS SET FORTH
   IN ITEM 601 OF
   REGULATION S-B                 DESCRIPTION                      LOCATION
--------------------  -------------------------------------   ------------------
                      Certification by Chief Financial         Provided herewith
31.2                  Officer pursuant to 15 U.S.C. Section
                      7241, as adopted pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002.

                      Certification by Chief Executive         Provided herewith
32.1                  Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

                      Certification by Chief Financial         Provided herewith
32.2                  Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

      b.   REPORTS ON FORM 8-K:

           None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          eTOTALSOURCE, INC.



November 15, 2004                         By:  /s/ Terry L. Eilers
                                             ------------------------
                                              Terry L. Eilers, President, Chief
                                              Executive Officer, and Director



November 15, 2004                         By:  /s/ Virgil D. Baker
                                             ------------------------
                                              Virgil D. Baker, Chief Financial
                                              Officer, and Director