Form 10KSB
period 2004-12-31
ETOTALSOURCE INC
filed 2005-03-25
CIK 822998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ---------------------------

                                   FORM 10-KSB

(MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                          Commission File No. 33-49797

                               ETOTALSOURCE, INC.
                 (Name of Small Business Issuer in Its Charter)

                   Colorado                                 84-1066959
                   --------                                 ----------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
               or Organization)                         Identification No.)

  1510 Poole Boulevard, Yuba City, CA                        95993
  -----------------------------------                        -----
(Address of Principal Executive Offices)                   (Zip Code)

                                 (530) 751-9615
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

        Common Stock        Name of each exchange on which registered
        ------------        -----------------------------------------
        No par value                           N/A

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No  |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB.

Yes |X|  No  |_|

Issuer's revenues for fiscal year ended December 31, 2004:  $0.00

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of March 1, 2005 was $1,868,433.

Number of authorized outstanding shares of the registrant's common stock, no par value, as of March 1, 2005 was 46,710,821.

Transitional Small Business Disclosure Format:  No.

                               ETOTALSOURCE, INC.
                   FISCAL YEAR 2004 FORM 10-KSB ANNUAL REPORT
                                      INDEX


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS...........................................1
ITEM 2.    DESCRIPTION OF PROPERTY...........................................7
ITEM 3.    LEGAL PROCEEDINGS.................................................7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8

                              PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...............................................9
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......11
ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................15
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................15
ITEM 8A.   CONTROLS AND PROCEDURES..........................................15
ITEM 8B.   OTHER INFORMATION................................................15

                             PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....16
ITEM 10.   EXECUTIVE COMPENSATION...........................................18
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...20
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................21
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................24

SIGNATURES..................................................................26

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
Exhibit 32.1 Section 1350 SOX Certification by Chief Executive Officer
Exhibit 32.2 Section 1350 SOX Certification by Chief Financial Officer

Consolidated Financial Statements

                                     PART I

Item 1. Description Of Business.

      The Company was incorporated in Colorado on September 16, 1987 as Premium Enterprises, Inc. On December 20, 2002, Premium Enterprises, Inc. ("Premium") entered into a Plan and Agreement of Reorganization with eTotalSource, Inc., a California corporation ("ETLS" or the "Company"), and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource, Inc. in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles to change the name of Premium Enterprises, Inc. to eTotalSource, Inc.

History.

      For a period of time in 1988-1994 Premium operated three fast lube locations, at various times in Arizona and Colorado as "Grease Monkey" franchises. The locations were unprofitable, two were sold, and the last franchise closed in 1994.

      Premium Enterprises then attempted to enter the automobile and truck tire recycling business in 1994. It formed a limited partnership, of which it owned 62.5%, and commenced limited tire recycling operations. The equipment proved to be inadequate and Premium ran out of capital and ceased all operations in 1996. Premium wrote-off all of its investment in equipment and licenses for tire recycling in 1996 and became dormant.

Business.

      On December 20, 2002, Premium entered into a Plan and Agreement of Reorganization with eTotalSource, Inc., and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource, Inc. in exchange for 15,540,001 shares of common stock Premium. The contract was completed December 31, 2002 and eTotalSource, Inc., a California corporation became a subsidiary of Premium. The sole business of the Company is that of eTotalSource, Inc.

General.

      The Company is a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Its clients have included: U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State University, Logistics Management Institute, First American Title Company, and other corporate entities. The Company's clients work with ETLS to develop, produce, market, and distribute multimedia development software. ETLS is also marketing educational training programs it has produced utilizing its proprietary software.

      eTotalSource, Inc., a California corporation, was founded in February 2000 with the express goal of designing a better interface for information and education multimedia delivery. Approximately one year after inception, the beta Presenta ProTM platform was completed. Presenta ProTM features back-end development of multi-panel time synchronized presentations and course work, as well as testing, feedback and performance monitoring. Clients are utilizing Presenta ProTM as a platform for distance learning and computer-based training. Presenta ProTM is delivered via the Internet, intranet, or CD/DVD Rom. Presenta ProTM simplifies the production and delivery of multimedia presentations and content while at the same time improving the quality and effectiveness of the presentations. Presenta ProTM is designed with cost saving features and it offers post-production opportunities.

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

ETLS Business Model.

      STRATEGY: The Company employs a dual strategy to meet market demands and opportunities that includes both software licensing and publishing.

      SOFTWARE LICENSING: ETLS is licensing Presenta ProTM software via distribution partners and an internal sales and marketing team. The marketing team will be directing its sales effort in targeting the education, corporate and government markets. The cost of the product ranges from $5,500 to $15,000, and the Company is aggressively positioning the software package for a volume intensive market. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The Company believes that its aggressive pricing policy appeals to governments, schools and corporate clients.

      PUBLISHING: The Company publishes and produces original content and postproduction services, and participates in the sales and distribution of the final published product.

      ETLS shares in the revenue derived from program sales. The Company carefully chooses its content, identifying unique subjects and niches offering more probable sales. The Company believes that these topics/markets are generally underserved and in need of the program packages that are produced by ETLS. Examples of finished products currently being marketed include:

      o     Anger Management Facilitator Training and Certification;
      o     Domestic Violence Facilitator Training and Certification;
      o     School Maintenance, Cleaning Training and Certification;
      o     Emergency Disaster Preparedness - Terrorist Awareness; and
      o     Mandated School Internet Acceptable Use Policy ("AUP").

      Management believes that the production, postproduction and publishing also create an avenue for added revenues and potential profits. For example, the U.S. Department of Defense will provide for their employees over 100,000 finished packages of one topic area, produced and distributed by ETLS. The resulting gross profit margin for the Company is estimated to be over 84%.

Intellectual Property Differentiation.

      ETLS currently has four patents pending. The Company's technological differentiation is based on high quality and low cost software. The Company believes that Presenta ProTM is easier to use and considerably more flexible than the Company's closest competitor. Management believes that competitors have chosen, via their pricing policies, to alienate most of the business community due to high cost. Presenta ProTM is priced to be affordable and cost/training effective. The Company believes that Presenta Pro'sTM ease of implementation and quality it a viable choice for authoring software and distance learning tools.

Technology.

      The Presenta ProTM, Production and Delivery System is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, CD or DVD. The Presenta ProTM system has been created using the Delphi development system. The server portion of Presenta ProTM is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language ("XML"). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via TCP/IP. The end-user client can be run on any Windows-based PC and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand-alone website. Management believes that the Company's technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.

      At the present, the company employs 5 full-time employees and 2 part-time. Three of the full-time employees are officers, one is in production/post-production and one is in IT/Technical. The two part-time employees are clerical.

Risk Factors Related to ETLS' Business.


ETLS Lost Money For The Year Ended December 31, 2003 And Losses May Continue In The Future

      For the 12 months ended December 31, 2004 and 2003, we incurred a net loss of $2,372,675 and $1,966,575, respectively. For the year ended December 31, 2002, we incurred a net loss of $1,214,305. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement which we have entered into with Cornell Capital Partners, LP. If we incur any problems in drawing down or the Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.


There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Insufficient Revenues To Cover Our Operating Costs, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

      Our independent auditors added a going concern qualification to their report issued in connection with their audit of our December 31, 2004, December 31, 2003, and 2002 financial statements. The auditors noted in their report that ETLS incurred significant recurring losses, and as of December 31, 2004 had a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the auditors noted that ETLS required significant additional financing to satisfy outstanding obligations and continue operations, and the auditors opined that unless ETLS obtained suitable significant additional financing, there is substantial doubt about ETLS' ability to continue as a going concern.

      The accompanying financial statements have been presented assuming that ETLS will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. ETLS has incurred significant operating losses since inception and as of December 31, 2004, had a net working capital deficit of approximately $2,497,528, a stockholders' deficit of $2,558,023, notes payable totaling $1,167,469 of which $582,000 were in default with related accrued interest in arrears of $52,045, and legal judgments against ETLS totaling $205,000 have been adjudicated.

      Management anticipates that ETLS will incur net losses for the immediate future, and expect ETLS' operating expenses to increase significantly, and, as a result, ETLS will need to generate monthly revenue if it is to continue as a going concern. To the extent that we do not generate revenue at anticipated rates from contracts with the government and others, that we do not obtain additional funding, that our stock price does not increase, that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements which accompany this prospectus do not include any adjustments that might result from the outcome of this uncertainty.

We May Not Be Able To Access Sufficient Funds When Needed Under The Standby Equity Distribution Agreement And The Price Of Our Common Stock Will Affect Our Ability To Draw Down On The Standby Equity Distribution Agreement

      Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by the Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to a maximum of $200,000 every seven trading days. Because of the advance restriction, we may not be able to access sufficient funds when needed. If the market price of our shares of common stock declines, we would be required to issue more shares of common stock in order to draw down the same dollar amount of an advance than if our stock price was higher. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.


We Have Negative Working Capital

      We had negative working capital of $2,497,528 and $2,385,502 at December 31, 2004 and December 31, 2003, respectively, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of December 31, 2004, we had $37,849 of cash on hand and total current assets were $39,145, and our total current liabilities were $2,536,673. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we have sufficient funds to continue operations for approximately 1 month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders' Shares

      We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of December 31, 2004, we have issued a total of 46,710,821 shares of common stock, of which an aggregate of 11,731,908 shares were issued in exchange for cash to finance our operations and the remainder were issued in exchange for services rendered to ETLS. We will issue up to an additional 33,534,700 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders' investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to curtail or cease our operations.


All Of Our Assets Are Securing Our Obligations To Cornell Capital Partners

      Pursuant to the terms contained in that certain Security Agreement dated October 6, 2004, by and between ETLS and Cornell Capital Partners, LP, all of our obligations under the Securities Purchase Agreement, the Secured Convertible Debenture, the Investor Registration Rights Agreement, the Irrevocable Transfer Agent Instructions, and the Escrow Agreement are secured by all of our non-cash assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.


Our Success Is Based On Increasing Demand For Our Products

      We depend on the continued demand for our products and on favorable general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we should fail to adequately address any of these risks or difficulties, we could be forced to curtail or cease our business operations.


We Rely On Our Senior Management And Will Be Harmed If Any Or All Of Them Leave

      Our success is dependent on the efforts, experience and relationships of Terry Eilers, our Chief Executive Officer and Chairman, Virgil Baker, our Chief Financial Officer and a director, and Michael Sullinger, our Chief Operating Officer and a director, and other essential staff. If any of these individuals become unable to continue in their role, our business or prospects could be adversely affected. Although we have entered into employment agreements with each of our executive officers, we cannot assure you that such individuals will continue in their present capacity for any particular period of time.


Fluctuations In Our Operating Results May Adversely Affect Our Stock Price And Purchasers Of Our Shares Of Common Stock May Lose All Or A Portion Of Their Investment

      Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their share, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors.

      Accordingly, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected. If the selling shareholders all elect to sell their shares of our common stock at the same time, the market price of our shares may decrease. It is possible that the selling shareholders will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.


Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      Our common stock is currently traded on the Over-the-Counter Bulletin Board and Pink Sheets. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately January 1, 2004 through December 31, 2004 was 104,392 shares. The high and low trading price of our common stock for the last 52 weeks has been $0.24 and $0.04, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.


Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. Penny stocks are stock:

      o     with a price of less than $5.00 per share;

      o     that are not traded on a "recognized" national exchange;

      o whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stock must still have a price of not less than $5.00 per share); or

      o stock in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

      Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

      Shareholders should be aware that, according to United States Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. ETLS' management is aware of the abuses that have occurred historically in the penny stock market. Although ETLS does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to ETLS' securities.

Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under The Standby Equity Distribution Agreement We Have Entered Into With Cornell Capital Partners, LP

      The sale of shares pursuant to the Standby Equity Distribution Agreement that we entered into with Cornell Capital Partners, LP on October 6, 2004 will have a dilutive impact on our stockholders. At our current stock price of $0.03, we would have to issue 333,333,333 shares of common stock to draw down the entire $10 million available to us under the Standby Equity Distribution Agreement with Cornell Capital Partners, LP. These shares would represent approximately 88% of our outstanding common stock upon issuance. Please refer to the section of this report entitled "Liquidity & Capital Resources" beginning on page 12 for a detailed explanation of the Standby Equity Distribution Agreement.


The Standby Equity Distribution Agreement Could Have An Adverse Effect On Our Ability To Make Acquisitions With Our Common Stock

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. In addition, we are not registering enough shares to draw down the entire $10 million available under the Standby Equity Distribution Agreement given our recent stock price of $0.03. At such price, we would have to issue 333,333,333 shares to draw down the entire $10 million under the Standby Equity Distribution Agreement. It may be necessary for us to seek approval from our shareholders to increase our authorized common stock so as to permit us to register additional shares of common stock in order to have sufficient authorized shares available to make acquisitions using our common stock. As we issue shares of common stock pursuant to the Standby Equity Distribution Agreement, we may not have sufficient shares of our common stock available to successfully attract and consummate future acquisitions. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement, we will have to file a registration statement with the United States Securities and Exchange Commission to cover such shares which we will issue for additional draw downs under the Standby Equity Distribution Agreement. Please refer to the section of this report entitled "Liquidity & Capital Resources" beginning on page 12 for a detailed explanation of the Standby Equity Distribution Agreement.


Sale Of Shares Eligible For Future Sale Could Adversely Affect The Market Price

      All of the approximate 8,117,946 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on private placement exemptions under the Securities Act of 1933, as amended. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933, as amended. In general, under Rule 144 a person (or persons whose shares are aggregated), who has beneficially owned shares acquired in a non-public transaction, for at least one year, including persons who may be deemed affiliates of ETLS, as defined, would be entitled to sell within any 3-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these stockholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

ETLS' Competition is Better Capitalized and Has Greater Marketing Capabilities Which Could Adversely Affect ETLS' Ability to Compete in the Marketplace

      ETLS is in competition with other services and products developed and marketed by much larger corporations, which are better capitalized and have far greater marketing capabilities than ETLS. ETLS expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than ETLS. As a result of these disadvantages, ETLS may not be able to effectively complete in the markets in which its products and services are sold, which would, in turn, affect its ability to continue to operate.

Item 2. Description Of Property.

      The Company leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly payments under the lease are approximately $2,560. Such premises are adequate to serve the Company's current staffing level. The offices consist of approximately 1,700 square feet.

Item 3. Legal Proceedings.

      We are not currently a party to any material litigation, nor are we aware of any potential material litigation, other than as set forth below.

      ETLS has defended an action and has reached a settlement for $50,000 with Alchemy Communications in connection with a breach of contract claim involving co-location of ETLS' servers with Alchemy. $83,000 has been accrued as a judgment payable as of December 31, 2002. ETLS intends to pay $50,000 as soon as sufficient funds are available to do so, and in March of 2003, ETLS issued 30,000 shares of its common stock in partial satisfaction of the settlement. No action has been taken by Alchemy to enforce the terms of the settlement and ETLS does not anticipate any action will be taken by Alchemy to enforce the settlement, provided that the balance of funds owed is paid within a reasonable period of time.

      In 1997, Premium Enterprises, Inc. was sued by Tusco, Inc. for an alleged breach of the company's lease with Tusco. Tusco prevailed in its suit and obtained a judgment against Premium for $75,000. No action has been taken by Tusco to enforce the judgment against Premium or ETLS, its successor, and ETLS does not anticipate any action will be taken by Tusco to enforce the judgment. Nonetheless, ETLS has recorded a liability for the full amount of the judgment.

      In 1996, Premium Enterprises, Inc. was sued by Ally Capital Corporation for an alleged breach of contract claim. Ally prevailed in its suit and obtained a judgment against Premium for $47,000. No action has been taken by Ally to enforce the judgment against Premium or ETLS, its successor, and ETLS does not anticipate any action will be taken by Ally to enforce the judgment as Ally is no longer in business according to Colorado Secretary of State's office. Nonetheless, ETLS has recorded a liability for the full amount of the judgment.

Item 4. Submission Of Matters To A Vote Of Security Holders.

      On February 4, 2005, at a special meeting of the Company's shareholders, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of common shares authorized from one hundred million (100,000,000) to three hundred million (300,000,000). The measure was passed with 30,898,791 shares voting in favor and 296,896 shares voting against, which was sufficient to approve the proposal.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

      The Company's common stock trades on the Over-the-Counter Bulletin Board under the symbol "ETLS.OB." The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

                                                   Year Ended December 2003
                                                   ------------------------
                                                   High Bid         Low Bid
                                                   --------         -------
   First Quarter ended March 31, 2003                $0.10           $0.09
   Second Quarter ended June 30, 2003                $0.37           $0.06
   Third Quarter ended September 30, 2003            $0.31           $0.05
   Fourth Quarter ended December 31, 2003            $0.17           $0.07


                                                   Year Ended December 2004
                                                   ------------------------
                                                   High Bid         Low Bid
                                                   --------         -------
   First Quarter ended March 31, 2004                $0.24           $0.12
   Second Quarter ended June 30, 2004                $0.23           $0.07
   Third Quarter ended September 30, 2004            $0.14           $0.05
   Fourth Quarter ended December 31, 2004            $0.12           $0.04

-----------------

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number Of Holders.

      As of December 31, 2004 there were 343 record holders of the Company's common Stock.

Dividends.

      The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Recent Sales Of Unregistered Shares.

      During the last two years, ETLS issued the following unregistered securities:

      On October 6, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay ETLS 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell Capital Partners will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. In connection with the Standby Equity Distribution Agreement, Cornell Capital Partners received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock issued on October 8, 2004.

      Also on October 6, 2004, we issued a secured Convertible Debenture to Cornell Capital Partners in the principal amount of $175,000. The Convertible Debenture accrues interest at the rate of 5% per year. At ETLS' option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the Convertible Debenture on the third-year anniversary of the Convertible Debenture or (ii) converted into shares of ETLS common stock. The Convertible Debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price as listed on a principal market, as quoted by Bloomberg, L.P., on October 6, 2004, or (ii) an amount equal to 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The Convertible Debenture has a term of two years and is secured by all of our assets. At ETLS' option, the Convertible Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the secured Convertible Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock. After we file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the Convertible Debenture, we will issue a second secured Convertible Debenture to Cornell Capital Partners in the principal amount of $200,000 upon the same terms and conditions as the first secured Convertible Debenture above.

      ETLS engaged Newbridge Securities Corporation, an unaffiliated registered broker-deal, to advise ETLS in connection with the Standby Equity Distribution Agreement. Newbridge Securities Corporation was paid a one-time fee of $10,000 by the issuance of 166,666 restricted shares of ETLS' common stock on October 8, 2004.

      On September 30, 2004, each of the following persons were issued 400,000 restricted shares of common stock in exchange for services provided to ETLS:
Michael Sullinger, COO, Virgil Baker, CFO, and A. Richard Barber. The effective price per share issued was $0.05.

      In July of 2004, ETLS issued 100,000 restricted shares of common stock to an unrelated individual for $9,000 of services accrued for in the second quarter.

      Also in July of 2004, ETLS issued 1,400,000 shares of restricted common stock to a former contract consultant in settlement of a contract. The fair value of the shares were accrued for in the second quarter based on the quoted price of the stock on the date of settlement, a total of $126,000.

      Also in July of 2004, ETLS issued 2,000,000 shares of restricted common stock to an unrelated company for sales and marketing services completed and accepted in the third quarter. The shares were recorded at their fair value, $300,000, based on the quoted price of the stock at the date of the contract.

      Effective December 19, 2003, ETLS entered into a private placement agreement for the sale of up to 12,000,000 shares of its common stock pursuant to Regulation S of the Securities Act of 1933, as amended, commencing in January of 2004. The purchaser had until the sooner of April 30, 2004 or until 12,000,000 shares are sold to deliver one or more purchase notices to ETLS. The agreement provided for a variable purchase price based on a percentage of the five-day average closing price on the date of a purchase with a floor price of $0.08 cents net to ETLS. Based on the foregoing private placement, ETLS sold a total of 8,125,000 shares resulting in net proceeds to ETLS of $530,000. The purchaser represented to ETLS that it intended to acquire the shares for its own account with no then present intention of dividing its interest with others or reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, not part of a distribution of shares.

      Except as otherwise indicated above, ETLS believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution;
(c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act of 1933, as amended; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

Item 6. Management's Discussion And Analysis Or Plan Of Operations.

Financial Condition And Changes In Financial Condition.

Forward-Looking Statements.

      This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements include BSI's beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding BSI's strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate", "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of BSI that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. BSI disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Changes in Financial Condition.

      On December 30, 2002, Premium acquired 91% of the preferred and common stock of ETLS pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of Premium common stock to ETLS shareholders.

      Immediately after the transaction, the ETLS shareholders owned approximately 88.5% of the Company's common stock. Coincident with the transaction, the Company changed its fiscal year from June 30 to December 31.

      The reorganization is recorded as a recapitalization effected by a reverse merger wherein Premium is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, since the transaction occurred December 31, 2002, the results of operations for the periods presented represent solely those of the accounting acquirer, ETLS. Since Premium was a non-operating shell with limited business activity, goodwill was not recorded.

      On February 4, 2005, ETLS' shareholders approved an increase of authorized shares from 100 million shares to 300 millions shares. The measure was passed with 30,898,791 shares voting in favor and 296,896 shares voting against, which was sufficient to carry out the proposal.

Results of Operations for the fiscal year ended December 31, 2004, compared to fiscal year ended December 31, 2003.

      The Company had revenues from operations of $209,198 and $281,919 in the years ended December 31, 2004 and 2003, respectively, a decrease of $72,721, or a 26% decrease. The decrease in revenues was attributable to lower sales of the CD training programs and no post-production income.

      The Company incurred expenses incident to operations in the amount of $2,390,905 in 2004 and $1,860,146 in 2003, an increase of $530,759, or a 29%
increase. The increase was primarily due to an increase in stock compensation, payroll expenses, and fees connected with the convertible debenture bonds. Stock compensation for 2004 was $287,855 more than the comparable 2003 period. Payroll expenses for 2004 were $90,918 more than the comparable 2003 period, a 25% increase. Investment advisory fees for 2004 were $50,855 more than the comparable 2003 period, a 294% increase.

      Interest expense for 2004 was $190,592 as compared with $602,045 for the corresponding 2003 period, a $411,453 decrease, or a 68% decrease. The decrease in interest expense is the result of the June 2003 retirement of mortgages payable upon the sale of the Company's business office building, conversion of debt to equity in 2004 and a decrease in amortization expense in 2004 of the fair value of warrants issued as incentives to lenders.

      The Company had a net loss on operations of $2,372,675 in 2004 compared to a loss of $1,966,575 in 2003. The loss per share was approximately $0.06 in 2004 and $0.10 in 2003.

Liquidity & Capital Resources.

      The Company had $37,849 in cash at year end and no other capital resources. The Company will be dependent on its shareholders for loans for expenses, and has no capital availability except through a Standby Equity Distribution Agreement, which has been arranged for 2005.


      Standby Equity Distribution Agreement.

      On October 6, 2004, we entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP. Pursuant to the SEDA, we may, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay us 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five consecutive trading days immediately following the advance notice date. Cornell is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell will retain a fee of 5% of each advance under the SEDA. We also paid Cornell a one-time commitment fee pursuant to the SEDA on October 6, 2004, which was paid by the issuance of 3,833,334 shares of our common stock.

      In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the SEDA. For its services, Newbridge received a fee of $10,000 paid in 166,666 shares of our common stock on October 6, 2004. ETLS is registering 15,000,000 shares of common stock for the SEDA pursuant to the accompanying registration statement. The costs associated with this registration will be borne by us. There are no other significant closing conditions to draws under the SEDA.

      Pursuant to the SEDA, we may periodically sell shares of common stock to Cornell to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every seven trading days with a maximum of $200,000 per advance. A closing will be held five trading days after such written notice at which time we will deliver shares of common stock and Cornell will pay the advance amount.

      We may request advances under the SEDA once the underlying shares are registered with the United States Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell has advanced $10 million or 24 months after the effective date of the accompanying registration statement, whichever occurs first.

      The amount of each advance is limited to a maximum draw down of $200,000 every seven trading days. At a recent stock price of $0.03, we would have to issue 6,666,666 shares of common stock to Cornell to draw down the maximum advance amount of $200,000. The amount available under the SEDA is not dependent on the price or volume of our common stock. Our ability to request advances are conditioned upon our registering the shares of common stock with the United States Securities and Exchange Commission. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of our outstanding common stock. We do not have any agreements with Cornell regarding the distribution of such stock, although Cornell has indicated that it intends to promptly sell any stock received under the SEDA.

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the SEDA, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw.

      You should be aware that there is an inverse relationship between our stock price and the number of shares to be issued under the SEDA. That is, as our stock price declines, we would be required to issue a greater number of shares under the SEDA for a given advance. The issuance of a larger number of shares under the SEDA may result in a change of control. That is, if all or a significant block of such shares are held by one or more shareholders working together, then such shareholder or shareholders would have enough shares to assume control of ETLS by electing its or their own directors.

      In the event we desire to draw down any available amounts remaining under the SEDA, we will have to file a registration statement to cover such additional shares which we will issue for draw downs under the SEDA. We cannot predict the total amount of proceeds to be raised in this transaction because we have not determined the total amount of advances we intend to draw.

      We expect to incur expenses of approximately $85,000 in connection with a registration of the shares underlying the SEDA, consisting primarily of professional fees. In connection with the SEDA, we paid Cornell a one-time commitment fee by the issuance of 3,833,334 shares of our common stock. In addition, we issued 166,666 shares of common stock to Newbridge as a placement agent fee in connection with the SEDA.

      On November 24, 2004, the Company filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission for purposes of registering shares underlying the SEDA. The Company intends to withdraw this registration statement in the first quarter of 2005 because of the desire by the Company and Cornell to amend the SEDA and related financing documents. Once these documents are amended, the Company will file a new Registration Statement on Form SB-2 to register the shares underlying the amended SEDA and related financing documents.

Contractual Obligations and Commercial Commitments.

      As of December 31, 2004, the following contractual obligations were outstanding:

                                                                Payments Due by Period
                                     ----------------------------------------------------------------------------
                                        Less than                                      After
Contractual Obligations                   1 year       2-3 years       4-5 years       5 years          Total
----------------------------------   --------------   -----------     -----------    -----------     ------------
Judgments payable                    $      204,788   $       .00     $       .00    $       .00     $    204,788
Short Term note payables                    882,000           .00             .00            .00          882,000
Convertible debentures                      167,569       117,900                                         285,469
Other current liabilities                 1,282,316           .00             .00            .00        1,282,316
                                     --------------   -----------     -----------    -----------     ------------
Total contractual cash obligations   $    2,536,673   $   117,900     $       .00    $       .00     $  2,654,573
                                     ==============   ===========     ===========    ===========     ============

      The Company leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $2,500.

Critical Accounting Policies and Estimates.

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

      Significant estimates include evaluation of the Company's income tax net operating loss carry-forwards and valuation of non-monetary transactions in connection with issuances of common stock and common stock warrants and options.

Need for Additional Funding.

      The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

      The Company does not have capital sufficient to meet the Company's current cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months. At the present, our current cash will last less than a month.

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

      The Company has no plans for any research and development in the next 12 months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

      The Company has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full- or part-time employees of an unknown number in the next 12 months if its business expands.

Going Concern Qualification.

      The Company has incurred significant losses from operations for the year ended December 31, 2004, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have added a going- concern qualification to their audit.

Net Operating Loss.

      For federal income tax purposes, the Company has net operating loss carry forwards of approximately $3 million as of December 31, 2004. These carry forwards will expire at various dates from 2020 through 2024. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

Item 7. Financial Statements And Supplementary Data.

      Attached hereto and filed as part of this Form 10-KSB are the Company's consolidated financial statements for the fiscal year ended December 31, 2004.

Item 8. Changes In And Disagreements With Accountant's On Accounting And Financial Disclosure.

      In 2003, the Company engaged Gordon, Hughes & Banks, LLP, certified public accountants in Denver, Colorado, as its new principal independent accountants to audit the Company's financial statements. The prior accountant was Michael Johnson & Co., LLC. whose last audit was for fiscal year June 30, 2002. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

      In connection with the audits of the two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any accountant for any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

      The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor were they qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

Item 8a. Controls And Procedures.

      The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ) as of the end of the period covered by this report, has concluded that as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating the company and its consolidated subsidiary that is required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 8b. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons.

      The following persons are members of our board of directors and/or executive officers, in the capacities indicated, as of December 31, 2004:

NAME                             AGE             POSITION HELD                    TENURE
--------------------------      -----           --------------------------       ------------
Terry Eilers                      57             President, CEO, Director         Since 2002
Virgil Baker                      52             CFO, Director                    Since 2002
Michael Sullinger                 59             Secretary, COO, Director         Since 2002
A. Richard Barber                 64             Director                         Since 2002
J. Cody Morrow                    50             Director                         Since 2002

      The directors named above will serve until the next annual meeting of eTotalSource's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

      There is no arrangement or understanding between the directors and officers of eTotalSource and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

      The directors of eTotalSource will devote such time to eTotalSource's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to eTotalSource's affairs is unknown and is likely to vary substantially from month to month.

      Terry Eilers, CEO and Chairman

      Mr. Eilers has served as CEO and a Director of eTotalSource since its formation, and has served as its Chairman of the Board of Directors since 2000. From 1994 to 2002, Mr. Eilers, along with Virgil Baker, devoted all of his time to the development of online training and the prototype software for Presenta Pro(TM). In 2000, Mr. Eilers, along with Virgil Baker, formed eTotalSource.com, Inc. and became the CEO and President. From 1987 to 1994, Mr. Eilers was founder of a seminar company and traveled all over the world giving seminars on Real Estate and motivational seminars. From 1984 to 1987, Mr. Eilers served as Vice President, Regional Manager and Regional Training Director for Lawyers Title Company. Mr. Eilers was involved in the creation, operation and sale of Sydney Cambric Publishing from 1983 to 1985, where he was in charge of implementing marketing and management systems, developing and supervising management training and conducting live seminars worldwide for many Fortune 500 companies. Over the past 30 years, Mr. Eilers management and computer sales programs have been utilized by major real estate entities, banks, savings and loans, insurance companies, sales and research organizations and publishing companies worldwide. Mr. Eilers is a frequent author, having written, and published through Crescent Publishing, Sydney Cambric Publishing and the Disney Corporation-Hyperion Publishing, 12 books concentrated in the real estate, business management and personal development fields. Some of the titles Mr. Eilers has written include:
How to Sell Your Home Fast (Disney/Hyperion), How To Buy the Home You Want (Disney/Hyperion), The Title and Document Handbook (Sydney Cambric), Mortgage Lending Handbook (Sydney Cambric), Mastering Peak Performance (EMR Publishing), Real Estate Calculator Handbook (Sydney Cambric). Mr. Eilers earned his AA in the Administration of Justice from Sacramento City College in 1971 and from 1970 to 1985 completed extensive course work at California State College, Sacramento, Yuba College, and Lincoln School of Law.

      Virgil Baker, CFO and Director

      Mr. Baker has served as CFO of eTotalSource since 2002 and has served as a director since 2003. From 1996 to 2000, Mr. Baker, along with Terry Eilers, devoted all of his time to the development of online training and the prototype software for Presenta Pro(TM). In 2000, Mr. Baker, along with Terry Eilers, formed eTotalSource.com, Inc. and became the CFO. From 1993 to 1996, Mr. Baker was the CFO for AGRICO, a large agriculture corporation, where he designed and integrated the network programs for the accounting, cash flow and inventory systems on a nationwide basis. Mr. Baker earned a BA in Accounting from California State University in Chico in 1992.

      Michael Sullinger, COO and Director

      Mr. Sullinger has served as COO and a director of eTotalSource since 2003. Mr. Sullinger's background is in development and management of partnerships and joint ventures. Since 1993, Mr. Sullinger has practiced law in Yuba City, California. Mr. Sullinger has served on the board of director of numerous government, business and philanthropic organizations. Mr. Sullinger earned his BA in Business from San Francisco State University in 1977, and earned his JD from California Northern School of Law in 1993.

      J. Cody Morrow, Director

      Mr. Morrow has served as a director of eTotalSource since 2003. Mr. Morrow is currently President of Morrow Marketing International, a position he has held since 1995. Mr. Morrow has many years experience in opening foreign markets to new businesses. From 1989 to 1993, Mr. Morrow was President of Monarch Development Corporation, a Southern California-based real estate development company.

      A. Richard Barber, Director

      Mr. Barber has served as a director of eTotalSource since 2003. Since 1983, Mr. Barber has served as senior partner of A. Richard Barber & Associates, a literary agency and consultant to numerous major publishing companies. From 1969 to 1983, Mr. Barber was the Director of Development for Network Enterprises, Inc., where he supervised the creations and writing of television and film properties. Mr. Barber was a Director and Senior Editor of Public Relations for Viking Penguin, Inc. From 1971 to 1989, Mr. Barber was a lecturer in publishing at New York, Harvard and Radcliff Universities. Mr. Barber earned an M.A. and PhD from Columbia University in 1962-1963.

Family Relationships.

      To our knowledge, there are no family relationships between or among the directors, executive officers or any other person.

Legal Proceedings.

      None of the Company's directors have been involved in legal proceedings.

Audit Committee Financial Expert.

      The Company does not have an audit committee, nor an audit committee financial expert.


Code Of Ethics

      On November 16, 2004, eTotalSource's Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics was filed as an exhibit to the Company's pending registration statement on Form SB-2 filed with the United States Securities and Exchange Commission on November 24, 2004.

Section 16(A) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the United States Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities

(collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the United States Securities and Exchange Commission. Reporting Persons are required by the United States Securities and Exchange Commission to furnish the Company with copies of all Section 16 Reports they file.

      Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, no forms were required to be filed pursuant to Section 16(a).

Item 10. Executive Compensation.

      The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2004 fiscal year as shown in the following table. No cash bonuses were or are to be paid to such persons for services rendered in the fiscal year ended December 31, 2004.

                                           Annual Compensation                           Awards
                                           ----------------------   ----------------------------------------------------
                                                                                               Securities
                                                                                   Restricted  Underlying
                                                                    Other Annual     Stock      Options/     All Other
     Name and Principal                        Salary      Bonus    Compensation    Award(s)      SARS     Compensation
     Position(s)                    Year        ($)         ($)          ($)          ($)         (#s)          ($)
     ---------------------------- ------    ----------   ---------  ------------   ----------  ----------- -------------
     Terry Eilers, President, CEO 2002        $37,000         0              0                  $100,000               0
                                  2003        $79,000         0              0             0           0               0
                                  2004              0         0              0             0           0        $200,000

     Michael Sullinger,           2002              0         0              0             0    $200,000               0
     Secretary,
     COO, Legal Counsel
                                  2003              0         0              0             0           0        $200,000
                                  2004        $46,000         0              0       $20,000           0               0

     Virgil Banker, CFO           2002        $18,000         0              0             0    $100,000               0
                                  2003        $76,900         0              0             0           0               0
                                  2004        $96,000         0              0       $20,000           0               0

      There are no compensatory plans or arrangements, with respect to any executive officer of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Director Compensation.

      Except as noted below, directors received no cash compensation for their service to the Company as directors for the fiscal year ended December 31, 2004, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

      For the fiscal year ended December 31, 2004, the Company issued to A. Richard Barber, a director of ETLS, 400,000 shares of the Company's common stock at $0.05 per share.

Employment Contracts.

      Agreements were executed with the Chief Executive Officer, Terry Eilers, and the Chief Financial Officer, Virgil Baker, at the inception of the Company (February 7, 2000) which expire December 31, 2005. Annual salary is $150,000 and $96,000, respectively, and each accrues an annual non-accountable automobile allowance of $9,000. The agreements also provide for 10% royalties on license revenues of the Company's Presenta ProTM software and an annual bonus of incentive stock options (covering 200,000 shares each). In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During both 2004 and 2003, CEO compensation expensed pursuant to these arrangements totaled $159,000, and CFO compensation totaled $105,000, respectively (exclusive of the fair value of incentive stock options).

      An agreement was executed August 1, 2002 with the Chief Operating Officer, Michael Sullinger, which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for a 10% royalty on the license revenues of the Company's Presenta ProTM software and an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2004 and 2003, COO compensation expensed pursuant to these arrangements was accrued on a "half-time" basis and totaled $69,000 and $64,500, respectively (exclusive of the fair value of incentive stock options).

                                                          Percent of total
                                 Number of securities       options/SARs
                                      underlying             granted to        Exercise or
                                 options/SARs Granted   employees in fiscal     base price
             Name                        (#)                    year              ($/SH)        Expiration date
------------------------------- ----------------------- --------------------- --------------- --------------------
Terry Eilers                           200,000 *                                     $.50         12/15/2011
Terry Eilers                           100,000 *                                     $.50         12/12/2012
Virgil Baker                           200,000 *                                     $.50         12/15/2011
Virgil Baker                           100,000 *                                     $.50         12/12/2012
Michael Sullinger                      200,000 *                                     $.50         12/12/2012
Richard Barber                          25,000 *                                     $.50         12/15/2011
Richard Barber                          25,000 *                                     $.50         12/12/2012
Morrow Revocable Trust
(beneficially J. Cody Morrow
& Family)                             200,000  *                                     $.50         12/15/2011

----------------


* Were assumed by the Company as part of reorganization.


                        Aggregated Options/SAR Exercises
                             In Last Fiscal Year And
                       Fiscal Year End Options/SAR Values

                                                                      Number of Securities
                                                                      Underlying Unexercised    Value of Unexercised
                                                                         Options/SARs at            In-the-Money
                                      Shares                           Fiscal Year End (#)         Options/SARs at
                                    Acquired on        Value             Exercisable/           Fiscal Year End (R)
             Name                  Exercise (#)      Realized ($)         Unexercisable        Exercisable/Unexercisabl
-----------------------------     --------------    -------------     ----------------------  ---------------------------
None for any officer or
director                                 0                0                     0                         0

             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                                                Estimated future payouts under
                                                      Performance or              non-stock price-based plans
                                  No. of Shares,    other period until    ------------------------------------------
                                  units or other       maturation or       Threshold         Target        Maximum
             Name                   rights (#)            payout            ($ or #)        ($ or #)       ($ or #)
-----------------------------     --------------    ------------------    ----------       ----------  -------------

None for any officer or                                                       0               0             0
director                                 0                    0

Committees of the Board of Directors.

      Currently, ETLS does not have an executive, audit or any standing committees of the Board of Directors.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management.

         The Company has 46,710,821 shares of common stock issued and outstanding as of December 31, 2004. There are no shares of preferred stock issued and outstanding as of December 31, 2004. The table below sets forth certain information with respect to the common stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group.

                                                                Amount and Nature of
 Title of Class     Name and Address of Beneficial Owner       Beneficial Ownership (1)      Percentage of Class
------------------ ----------------------------------------- ----------------------------   ---------------------
Common             Terry Eilers                                          6,372,039, plus                    13.6%
                   1510 Poole Boulevard                              300,000 options (1)                      .6%
                   Yuba City, CA  95993

                   Morrow Revocable Trust (beneficially J.               1,645,056, plus                     3.5%
                   Cody Morrow & Family)                             200,000 options (1)                      .4%
Common
                   12655 Rough & Ready
                   Grass Valley, CA  95945

Common             Michael Sullinger                                       468,544, plus                     1.0%
                   1510 Poole Boulevard                              200,000 options (1)                      .4%
                   Yuba City, CA  95993

Common             Virgil Baker                                          1,277,363, plus                     2.7%
                   1510 Poole Boulevard                              300,000 options (1)                      .6%
                   Yuba City, CA  95993

Common             A.  Richard Barber                                      948,352, plus                     2.0%
                   1510 Poole Boulevard                               50,000 options (1)                     .01%
                   Yuba City, CA  95993

                   All directors and executive officers as
                   a group (5 persons)                                  10,711,354, plus                    22.9%
                                                             11,711,354 with options (1)                    25.1%

Common             Clark Davenport                                             1,535,386                     3.3%
                   1510 Poole Boulevard
                   Yuba City, CA  95993

Common             Cornell Capital Partners, L.P.                              3,833,334                     8.2%
                   101 Hudson Street, Suite 3700
                   Jersey City, NJ 07302

                   Robert H.  Baker, as Trustee of the RHB                     2,287,500                     4.9%
Common             Trust, dated June 7, 2002
                   1940 Blossom Rock Pl.
                   Gold River, CA 95670

Common             James Boras                                                 3,162,500                     6.8%
                   3501 Autumn Point Lane
                   Carmichael, CA 95608

---------------------

(1)   Options exercisable within 60 days computed pursuant to Section 13.


(2) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


      Each principal shareholder has sole investment power and sole voting power over the shares.


Item 12. Certain Relationships And Related Transactions.

      On December 30, 2002, Premium acquired 91% of the preferred and common stock of ETLS pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of Premium common stock to ETLS shareholders. Immediately after the transaction, the ETLS shareholders owned approximately 88.5% of the Company's common stock. Coincident with the transaction, the Company changed its fiscal year from June 30 to December 31.

      The reorganization is recorded as a recapitalization effected by a reverse merger wherein Premium is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, since the transaction occurred December 31, 2002, the results of operations for the periods presented represent solely those of the accounting acquirer, ETLS. Since Premium was a non-operating shell with limited business activity, goodwill was not recorded.

      No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

Item 13. Exhibits And Reports On Form 8-K

      The following documents are filed as part of this report:

      (a)   Exhibits.

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    ---------------------------------------
2.1                        Agreement and Plan of Merger, dated August 7,    Incorporated  by  reference  to Exhibit
                           2000 between Calipso and Knowledge               2(1) to Form  8-K  filed  on  September
                           Foundations, Inc.                                27, 2000 to

2.2                        Merger Agreement, dated April 23, 2002,          Incorporated  by  reference  to Exhibit
                           between ETotalSource, Inc., Knowledge            99.2 to Form 8-K filed on May 9, 2002
                           Foundations, Inc. and KFI, Inc.

2.3                        First Amendment to Merger Agreement dated        Incorporated  by  reference to Form S-4
                           August 8, 2002, between ETotalSource, Inc.,      filed on August 13, 2002
                           KFI, Inc. and Knowledge Foundations, Inc.

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    ---------------------------------------
2.4                        Separation and Distribution Agreement by and     Incorporated  by  reference to Form S-4
                           among Knowledge Foundations, Inc., Cyber         filed on August 13, 2002
                           Knowledge, Inc. and CKI Group

3.1
                           Articles of Incorporation                        Provided herewith

3.2
                           Bylaws                                           Provided herewith

3.3
                           Certificate of Amendment of the Articles of      Incorporated by reference to the
                           Incorporation                                    current report on Form 8-K dated July
                                                                            14, 2003. (File no. 000-49797)

3.4
                           Articles of Amendment to the Articles of         Incorporated by reference to the
                           Incorporation                                    current report on Form 8-K dated
                                                                            December 1, 2003 (File no. 000-49797)

3.5
                           Articles of Amendment to the Articles of         Provided herewith
                           Incorporation

4.1
                           2003 Stock Plan                                  Incorporated by reference to the
                                                                            current report on Form S-8 dated May
                                                                            23, 2003. (File no. 333-105518)

4.11
                           2004 Stock Plan                                  Incorporated by reference to the
                                                                            current report on Form S-8 dated July
                                                                            15, 2004. (File no. 333-111732)

10.1                       Plan & Agreement of Reorganization dated         Incorporated by reference to the
                           December 18, 2002 by and between Premium         Annual Report on Form 8-K dated
                           Enterprises, Inc and eTotalSource, Inc.          December 30, 2002. (File no.
                                                                            000-49797)



10.2                       Employment Agreement of Terry Eilers dated       Incorporated   by   reference   to  the
                           February 7, 2000                                 pending Registration  Statement on Form
                                                                            SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    ---------------------------------------
10.3
                           Employment Agreement of Virgil Baker dated       Incorporated by reference to the
                           February 7, 2000                                 pending Registration Statement on Form
                                                                            SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)

10.4
                           Employment Agreement of Michael Sullinger        Incorporated by reference to the
                           dated August 1, 2002                             pending Registration Statement on Form
                                                                            SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)


10.5                       Securities Purchase Agreement, dated October     Incorporated by reference to the
                           6, 2004 by and between eTotalSource, Inc. and    pending Registration Statement on Form
                           Cornell Capital Partners, L.P.                   SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)


10.6                       Investor Registration Rights Agreement, dated    Incorporated by reference to the
                           October 6, 2004, by and between eTotalSource,    pending Registration Statement on Form
                           Inc. and Cornell Capital Partners, L.P.          SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)


10.7                       Security Agreement, dated October 6, 2004, by    Incorporated by reference to the
                           and between eTotalSource, Inc. and Cornell       pending Registration Statement on Form
                           Capital Partners, L.P.                           SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)


10.8                       Irrevocable Transfer Agent Instructions, dated   Incorporated by reference to the
                           October 6, 2004, by and among eTotalSource,      pending Registration Statement on Form
                           Inc., Cornell Capital Partners, L.P., and        SB-2 dated November 24, 2004 (File no.
                           Executive Registrar & Transfer, Inc.             333-120786)


10.9                       Escrow Agreement (SEDA), dated October 6,        Incorporated by reference to the
                           2004, by and among eTotalSource, Inc., Cornell   pending Registration Statement on Form
                           Capital Partners, L.P., and David Gonzalez,      SB-2 dated November 24, 2004 (File no.
                           Esq.                                             333-120786)


10.10                      Escrow Agreement (CD), dated October 6, 2004,    Incorporated by reference to the
                           by and among eTotalSource, Inc., Cornell         pending Registration Statement on Form
                           Capital Partners, L.P., and David Gonzalez,      SB-2 dated November 24, 2004 (File no.
                           Esq.                                             333-120786)

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    ---------------------------------------
10.11                      Secured Convertible Debenture                    Incorporated by reference to the
                                                                            pending Registration Statement on Form
                                                                            SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)


10.12                      Standby Equity Distribution Agreement, dated     Incorporated by reference to the
                           October 6, 2004, by and between eTotalSource,    pending Registration Statement on Form
                           Inc. and Cornell Capital Partners, L.P.          SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)

10.13                      Registration Rights Agreement, dated October     Incorporated by reference to the
                           6, 2004, by and between eTotalSource, Inc. and   pending Registration Statement on Form
                           Cornell Capital Partners, L.P.                   SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)

                                                                            Incorporated by reference to the
10.14                      Placement Agent Agreement, dated October 6,      pending Registration Statement on Form
                           2004, by and among eTotalSource, Inc., Cornell   SB-2 dated November 24, 2004 (File no.
                           Capital Partners, L.P., and Newbridge            333-120786)
                           Securities Corporation

14.1                       Code of Ethics                                   Incorporated by reference to the
                                                                            pending Registration Statement on Form
                                                                            SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)

31.1                       Rule 13a-14(a)/15d-14(a) Certification By CEO    Provided Herewith

31.2                       Rule 13a-14(a)/15d-14(a) Certification by CFO    Provided Herewith

32.1                       Section 1350 SOX Certification by CEO            Provided Herewith

32.2                       Rule 1350 SOX Certification by CFO               Provided Herewith


      (b)   Reports on Form 8-K

            None.

Item 14. Principal Accountant Fees And Services

      Gordon, Hughes & Banks, LLP, CPAs ("GHB") is the Company's principal auditing accounting firm.

      GHB billed the Company $34,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended

December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004. GHB billed the Company $25,000 for the 2003 audit.

      There were no audit related fees in 2003 or 2004. There were no tax fees or other fees in 2003 or 2004. GHB billed the Company $3,863 for preparing the 2003 tax returns.

      The Company's Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2003 and 2004.

      All audit work was performed by the auditors' full-time employees.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ETOTALSOURCE, INC.

                                     By:   /s/ Terry Eilers
                                           -------------------------------------
                                           Terry Eilers
                                           President and Chief Executive Officer

                                     Date: March 25, 2005



         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.



                                     By:   /s/ Terry Eilers
                                           ---------------------------
                                           Director

                                     Date: March 25, 2005



                                     By:   /s/ Virgil Baker
                                           ---------------------------
                                           Virgil Baker, Director

                                     Date: March 25, 2005



                                     By:   /s/ Michael Sullinger
                                           ---------------------------
                                           Michael Sullinger, Director

                                     Date: March 25, 2005



                                     By:   /s/ Cody Morrow
                                           ---------------------------
                                           Cody Morrow, Director

                                     Date: March 25, 2005



                                     By:   /s/ Richard Barber
                                           ---------------------------
                                           Richard Barber, Director

                                     Date: March 25, 2005
                               eTotalSource, Inc.
                        Consolidated Financial Statements
                                Table of Contents

                                                                         PAGE

Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm     F-1

              Balance Sheet                                               F-2

              Statements of Operations                                    F-3

              Statement of Stockholders' Equity (Deficit)                 F-4

              Statements of Cash Flows                                    F-5

              Notes to Consolidated Financial Statements                  F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
eTotalSource, Inc.
Yuba City, California

We have audited the accompanying consolidated balance sheet of eTotalSource, Inc. (formerly Premium Enterprises, Inc. - the "Company") as of December 31, 2004 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eTotalSource, Inc. at December 31, 2004, and the results of its consolidated operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses, and as of December 31, 2004 has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Gordon, Hughes & Banks, LLP
-------------------------------
    Greenwood Village, Colorado
    February 28, 2005
                                 eTotalSource, Inc.
                             Consolidated Balance Sheet
                                  December 31, 2004

   ASSETS
Current Assets
Cash                                                                        $     37,849
Other                                                                              1,296
                                                                            ------------
Total Current Assets                                                              39,145
                                                                            ------------

Property and Equipment
Furniture and equipment                                                           88,122
   Less accumulated depreciation                                                 (56,786)
                                                                            ------------
                                                                                  31,336
                                                                            ------------
Other Assets
Patent applications and trademarks, less $15,431 accumulated amortization         24,907
Deposits                                                                           1,162
                                                                            ------------
                                                                                  26,069
                                                                            ------------
Total Assets                                                                $     96,550
                                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable                                                   $    417,569
Other notes payable                                                              632,000
Judgements payable                                                               204,788
Accounts payable                                                                 183,461
Accrued compensation payable                                                     845,880
Accrued interest payable                                                         185,475
Deferred revenue                                                                  67,500
                                                                            ------------
Total Current Liabilities                                                      2,536,673

Convertible Notes Payable, less current maturities                               117,900
                                                                            ------------

Total Liabilities                                                              2,654,573
                                                                            ------------

Commitments and Contigencies

Stockholders' Equity (Deficit)
Common stock; no par value; 100 million shares authorized,
  46,710,821 shares issued and outstanding                                     5,784,300
Accumulated (deficit)                                                         (8,342,323)
                                                                            ------------
Total Stockholders' Equity (Deficit)                                          (2,558,023)
                                                                            ------------

Total Liabilities and Stockholders' Equity (Deficit)                        $     96,550
                                                                            ============

                                 eTotalSource, Inc.
                        Consolidated Statements of Operations

                                                      December 31,
                                             ----------------------------
                                                 2004             2003
                                             ------------    ------------
Revenues                                     $    209,198    $    281,919

General and Administrative Expenses             2,390,905       1,860,146
                                             ------------    ------------

Operating Income (Loss)                        (2,181,707)     (1,578,227)

Other Income (Expense)
Gain on sale of building                               --         205,705
Interest expense                                 (190,592)       (602,045)
Other income (expense), net                          (376)          7,992
                                             ------------    ------------
Total Other Income (Expense)                     (190,968)       (388,348)
                                             ------------    ------------

Net (Loss)                                   $ (2,372,675)   $ (1,966,575)
                                             ============    ============

Basic and Diluted (Loss) per Share           $      (0.06)   $      (0.10)
                                             ============    ============

Weighted Average Common Shares Outstanding     37,897,170      19,830,586
                                             ============    ============

                               eTotalSource, Inc.
            Consolidated Statements of Stockholder's Equity (Deficit)

                                                                  Common Stock              Accumulated
                                                        -------------------------------
                                                            Shares           Amount          (Deficit)            Total
                                                        --------------  --------------- ------------------  -----------------
 December 31, 2002                                         17,565,151      $ 1,381,311       $ (4,003,073)      $ (2,621,762)

      Issued for services or in lieu of interest
          ($.08 to $.525 per share)                         4,050,000          751,350                 --            751,350

      Conversion of notes payable -
          Convertible notes ($.35 per share)                  459,056          160,670                 --            160,670
          Other notes payable ($.08 and $.24 per share)     2,500,000          361,950                 --            361,950

      Issuance for cash in private placement
          ($.08 per share)                                  6,625,000          530,000                 --            530,000

      Exercise of warrants ($.09 per share)                   350,000           31,500                 --             31,500

      Options and warrants -
          Interest                                                 --          364,721                 --            364,721
          Services                                                 --           75,382                 --             75,382

      Shares rescinded by officer                          (2,000,000)              --                 --                 --

       Net (loss)                                                  --               --         (1,966,575)        (1,966,575)
                                                        --------------  --------------- ------------------  -----------------

December 31, 2003                                          29,549,207        3,656,884         (5,969,648)        (2,312,764)

      Issued for services or in lieu of interest
          ($.05  to $.53 per share)                        13,644,505        1,443,505                 --          1,443,505

      Conversion of debt -
          Convertible notes ($.165 to $.20 per share)         469,318           87,500                 --             87,500
          Other payables ($.075 to $.20 per share)          1,766,495          320,000                 --            320,000
          Reorganization debt ($.167 to $.176 per share)      583,505          100,000                 --            100,000

      Options and warrants -
         Services                                                  --          101,911                 --            101,911
         Interest                                                  --            4,500                 --              4,500

      Pre-reorganization shares issued (*1)                   697,791               --                 --                 --

      Additional paid-in-capital -
         Discounts-- convertible debenture bonds                   --           70,000                 --             70,000

       Net (loss)                                                  --               --         (2,372,675)        (2,372,675)
                                                        --------------  --------------- ------------------  -----------------

December 31, 2004                                          46,710,821      $ 5,784,300       $ (8,342,323)      $ (2,558,023)
                                                        ==============  =============== ==================  =================

*1 These shares were not issued at the time of the reorganization and were not used in the weighted average calculation prior to this issuance.

                                 eTotalSource, Inc.
                        Consolidated Statements of Cash Flows

                                                                                   December 31,
                                                                           ----------------------------
                                                                               2004             2003
                                                                           ------------    ------------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                                 $ (2,372,675)   $ (1,966,575)

   Depreciation and amortization                                                 26,938          30,383
   Gain on sale of building                                                          --        (205,705)
   Loss on retirement of assets                                                   1,745           4,460
   Stock issued for services and in lieu of interest                          1,391,105         751,350
   Stock issued for accrued interest upon debt conversion                        52,400         182,620
   Stock options and warrant expense                                            106,411         440,103
   Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                       414              --
   Decrease (increase) in other current assets                                   (1,296)         47,708
   Decrease (increase) in deposits                                                  196           2,618
   Increase (decrease) in payables, credit cards and accrued liabilities        222,604         170,347
   Increase (decrease) in deferred revenue                                      (45,000)        (45,000)
                                                                           ------------    ------------

   Net Cash (Used in) Operating Activities                                     (617,158)       (587,691)
                                                                           ------------    ------------

   Cash Flows From (Used in) Investing Activities:
   Net proceeds from sale of fixed assets                                         1,000         142,596
   Purchase of equipment                                                         (9,077)         (9,005)

                                                                           ------------    ------------
   Net Cash (Used in) Investing Activities                                       (8,077)        133,591
                                                                           ------------    ------------

   Cash Flows From (Used in) Financing Activies:
   Proceeds from issuance of convertible notes payable                          350,000              --
   Payments on mortgages and notes payable                                           --        (204,642)
   Proceeds from issuance of notes payable                                           --         360,000
   Proceeds from sale of stock                                                       --         561,500
                                                                           ------------    ------------

   Net Cash From Financing Activities                                           350,000         716,858
                                                                           ------------    ------------

   Increase (decrease) in Cash and Cash Equivalents                            (275,235)        262,758

   Cash and Cash Equivalents - Beginning of Period                              313,084          50,326
                                                                           ------------    ------------

   Cash and Cash Equivalents - End of Period                               $     37,849    $    313,084
                                                                           ============    ============

   Supplemental Disclosures:
      Interest paid                                                        $    109,535    $    378,804
      Income taxes paid                                                           1,600             800
      Non-cash investing and financing transactions:
         Conversion of accounts payable and accrued expenses to equity          427,500              --
         Conversion of debt to equity                                            80,000         340,000
         Convertible notes payable discount                                      70,000              --


                            See accompanying notes.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
eTotalSource, Inc., (the "Company" - formerly named Premium Enterprises, Inc. ("PMN"), was incorporated in Colorado on September 16, 1987. The principal activities of the Company are developing and publishing proprietary multimedia software technology and training media. The Company's primary customers are corporations, governmental organizations and agencies. The Company is based in Yuba City, California.

Reorganization in 2002
On December 30, 2002, PMN acquired 91% of the preferred and common stock of eTotalSource, Inc. ("eTS" - incorporated in California on February 7, 2000), pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of PMN common stock to eTS shareholders. Immediately after the transaction, the eTS shareholders owned approximately 88.5% of the Company's common stock. During 2004, the Company issued 697,791 shares of previously reserved common stock to acquire the remaining eTS stock and 583,505 shares to settle pre-reorganization accounts payable of PMN totaling $100,000.

Going Concern Considerations
The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of December 31, 2004 had a net working capital deficit of approximately $(2,498,000), a stockholders' deficit of $(2,558,023), notes payable totaling $582,000 were in default with related accrued interest in arrears of $60,955, and legal judgments against the Company of $204,788 had been adjudicated. Management's plans to address these matters include the issuance of debt and equity securities and increasing revenue. Unless the Company successfully obtains suitable significant additional financing and attains profitable operations, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

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

Software and Development Costs
The Company capitalizes purchased software that is ready for use and development costs of marketable software incurred from the time of technological feasibility until the software is ready for use. Research and development costs and other computer software maintenance costs are expensed as incurred. As of December 31, 2004, the Company has not capitalized any software development costs.

Furniture and Equipment
Furniture and equipment are recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost eTotalSource, Inc.
Notes to Consolidated Financial Statements

of property is depreciated using the straight-line method over estimated useful lives ranging from five to seven years. Depreciation charged to operations was $17,435 in 2004 and $25,092 in 2003.

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

Segment Reporting
In June 1997, Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance. As of December 31, 2004 and 2003, the Company had one operating segment, publishing proprietary multimedia software technology and training media.

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

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Earnings (Loss) Per Share
Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding and the dilutive effect of convertible notes payable, stock options and warrants using the "treasury stock" method. Basic and diluted earnings per share are the same during the periods presented since the Company had net losses and the inclusion of stock options and warrants would be anti-dilutive.

Stock-Based Compensation
The Company accounts for stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company has adopted the Financial Accounting Standards Board ("FASB") disclosure-only provisions of Statement of Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123 for stock options granted to the employees and directors. There were no options granted in 2004 or 2003.

Beneficial Conversion Feature of Debt
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognizes the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R "Share-Based Payment," a revision to FASB No. 123. SFAS 123R replaces existing requirements under SFAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.



In November 2004, the FASB issued SFAS 151, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.



In December 2004, the FASB issued SFAS 152, which amends SFAS 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

In December 2004, the FASB issued SFAS 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


NOTE 2.  NOTES PAYABLE

Note  payable to a trust;  interest at 15% payable  monthly  through  December 18, 2003 when
principal and unpaid interest are due.  The note is in default.                                              $172,000

Note payable to a trust;  interest at 10% and  principal  due January 17, 2003,  extended to                  110,000
December 17, 2003 (with  interest  increased to 18% and due monthly  beginning  February 17,
2003).  The note is in default.

Note payable to a trust; interest at 14% payable monthly through December 18,
2003 when principal and unpaid interest are due.  The note is in default.                                      40,000

Promissory  notes  payable;  interest  at  6%  payable  monthly,  due  in  2001,  unsecured.                  150,000
Principal  and accrued  interest  ($36,200 at December 31, 2004) are  convertible  to common stock at $.50 per  share.  Warrants  also  issued to two note  holders  to  purchase  37,500 shares of common stock for five years at $.50 per share.  The notes are in default.

Promissory note payable;  principal and accrued interest at 8% payable in 2002,  extended to
May 15,  2003,  unsecured.  Principal  and accrued  interest  ($18,081 at December 31, 2004)                  100,000
convertible  to Company  common  stock at $.50 per share.  Warrants  also issued to the note holder to  purchase  55,248  shares of common  stock for five years at $.50 per  share.  The note is in default.

Note payable to an unrelated trust;  stated interest rate of 10% due June 2003,  extended to                   50,000
June 2004. As  consideration  for  forbearance,  the note holder  received  50,000 shares of common stock in 2004,  valued at $.525 per share  ($26,250).  In October 2004,  the note was extended to April 2005.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Note payable to an unrelated  trust;  principal  and interest at 10% due monthly.  This note                  250,000
is a revolving  credit  obligation and eTotalSource can repay and borrow up to the amount of the note.  In October 2004, the note was extended to April 2005.

Convertible  debenture bonds to an unrelated company,  principal and interest at 5%, payable                  285,469
October  6, 2006 and  December  2,  2006,  secured  by  31,250,000  shares of common  stock.
Principal and accrued interest ($2,757 at December 31, 2004)  convertible to common stock at a  conversion  price  equal to the lower of (i) 120% of the  closing bid price of our common stock as listed on a principal  exchange,  as quoted by  Bloomberg,  L.P.,  as of October 6,
2004 and December 2, 2004, respectively,  or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg,  L.P., for the five trading days immediately preceding the  conversion  date. At the due date the Company has the option to repay the debt or issue common  stock.  In  connection  with this  transaction,  the Company  recorded a discount of
$70,000; the debt is stated net of the remaining discount of $64,531.

Note payable to a director;  principal and interest at 9.2%, due December 4, 2002,  extended
to May 1, 2003, unsecured.  The note is in default.                                                            10,000
                                                                                                            ---------

Total                                                                                                       1,167,469

Less: current maturities                                                                                    1,049,569
                                                                                                            ---------

Long-term maturities                                                                                        $ 117,900
                                                                                                            =========


NOTE 3.  INCOME TAXES
At December 31, 2004, the Company had a net operating loss carryforward of approximately $3 million that may be offset against future taxable income through from 2020 through 2024. These carryforwards are subject to review by the Internal Revenue Service.

The Company has fully reserved the $1 million tax benefit of the operating loss carryforward, by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined. The net change in the valuation allowance for deferred tax assets was a decrease of $1.3 million during 2004.

Temporary differences between the time of reporting certain items for financial statement and tax reporting purposes consists primarily of depreciation and deferred revenue.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

NOTE 4.  STOCKHOLDERS' EQUITY

Convertible Notes Payable
During 2004, notes payable and accrued interest totaling $87,500 were converted to 469,318 shares of common stock ($.165 - $.20 per share) as follows:

    Notes Payable      Accrued Interest             Total         Conversion Price
    -------------      ----------------           ---------       ----------------
         $ 50,000               $ 7,500           $ 57,500          $     .20
           30,000                   -               30,000
                                                                         .165

In addition, during 2004, accounts payable and accrued liabilities totaling $420,000 were converted into 2,350,000 shares of common stock at conversion prices of $.075 to $.20 per share.

During 2003, 459,056 shares of common stock were issued to convertible note holders at $.35 per share. In addition, other notes payable and accrued interest totaling $361,950 were converted into 2,500,000 shares of common stock at conversion prices of $.08 to $.35 per share.

Stock Issued for Services and Interest
During 2004, the Company issued 13,369,505 shares of common stock for services, expensed at the fair value of the stock based on contemporaneous stock market quotes at $.05 - $.17 per share (a total of $1,391,105).

During 2004, the Company issued 275,000 shares of common stock to note holders as compensation for additional interest. The Company has expensed the fair value of the stock based on contemporaneous stock market quotes at $.09 - $.53 per share (a total of $52,400).

During 2004, the Company issued 697,791 shares of common stock previously reserved in connection with the December 30, 2002 reorganization.

In 2003, 4,050,000 shares of common stock were issued to six individuals for services or in lieu of interest at per share valuations ranging from $.08 to $.525.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Stock Options and Warrants Issued for Services and in Lieu of Interest
In 2004 and 2003, the Company recorded expenses for options and warrants to purchase common stock issued to consultants and lenders totaling $106,411 and $440,103, respectively. Valuations of the transactions are based on the estimated fair value of the options or warrants on the grant date using the Black-Scholes pricing model. Consulting expense is recognized over the term of the option or warrant period. Interest expense is recognized over the related term of the related obligation on a straight-line basis.

NOTE 5.  STOCK OPTIONS AND WARRANTS

Stock Option Plan
Effective December 3, 2001, the Company adopted the eTotalSource, Inc. 2001 Stock Option Plan (the "Plan"). A total of 1.8 million shares of Company common stock were reserved for exercise of stock options under the Plan. The Plan, administered by the Company's board of directors, provides for the grant of incentive stock options to employees and directors at fair market value and nonstatutory stock options to consultants and others. No option can be for a term of more than ten years from the date of grant. The option price is at the discretion of the board; provided however, for incentive stock options it shall not be less than fair market value on the date of grant (110% for certain options becoming exercisable that exceed $100,000), and for nonstatutory options not less than 85% of fair market value on the date of grant. All options issued by the Company to date have exercise prices which were equal to the estimated fair market value of the Company's common stock at the date of grant. A summary of stock options outstanding and exercisable as of December 31, 2004 follows:

---------------------------------------------------------------------------------------------------------------------
                   Options Outstanding     Options Outstanding    Options Exercisable       Options Exercisable
---------------------------------------------------------------------------------------------------------------------
   Range of                                 Weighted Average                             Weighted Average Exercise
Exercise Prices     Number Outstanding        Remaining Life       Number Exercisable              Price
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
     $0.50              1,262,500               6.9 years              1,262,500                   $0.50
---------------------------------------------------------------------------------------------------------------------

Information concerning all stock option activity is summarized in the following table:

---------------------------------------------------------------------------------------------------------------------
                                                     Option Shares                   Option Prices Per Share
---------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 2002                            1,560,700                            $  0.50
---------------------------------------------------------------------------------------------------------------------
  Granted                                                        --                                 --
---------------------------------------------------------------------------------------------------------------------
  Forfeited                                                 (48,200)                           $  0.50
---------------------------------------------------------------------------------------------------------------------

eTotalSource, Inc.
Notes to Consolidated Financial Statements

---------------------------------------------------------------------------------------------------------------------
  Exercised                                                      --                                 --
---------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 2003                            1,512,500                            $  0.50
---------------------------------------------------------------------------------------------------------------------
  Granted                                                        --                                 --
---------------------------------------------------------------------------------------------------------------------
  Forfeited                                                (250,000)                           $  0.50
---------------------------------------------------------------------------------------------------------------------
  Exercised                                                      --                                 --
---------------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 2004                            1,262,500                            $  0.50
---------------------------------------------------------------------------------------------------------------------

There were no options granted under the Plan in 2003 or 2004.

Stock Options and Warrants Issued to Others

eTotalSource also has outstanding options and warrants that it has issued to consultants and lenders to purchase a total of 1,056,500 shares of common stock of eTotalSource at $0.75 per share: 74,000 expire in 2005, 40,000 expire in 2006, 817,500 expire in 2007, and 125,000 expire in 2011. As of December 31,
2004, the weighted average expected life of all such compensatory options and warrants was 5.7 years.


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

The Company maintains its cash deposits in one bank. Its bank accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The amount on deposit in the financial institution did not exceed the $100,000 FDIC insured limit at December 31, 2004. Management believes that the financial institution is financially sound.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Significant Customers
Revenue from customers in excess of ten-percent of total Company revenue follows:



                  Customer                2004                    2003
                  --------                ----                    ----
                  A                        46%                      6%
                  B                        11%                     --%


NOTE 8. COMMITMENTS AND CONTINGENCIES

Executive Employment Contracts

The Company has employment agreements with its three executive officers:

1. Agreements were executed with the Chief Executive Officer and the Chief Financial Officer at the inception of the Company (February 7, 2000) which expire December 31, 2005. Annual salary is $150,000 and $96,000, respectively, and each accrues a non-accountable automobile allowance of $9,000. The agreements also provide for an annual bonus of incentive stock options (covering 200,000 shares each). In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During both 2004 and 2003, CEO compensation expensed pursuant to these arrangements totaled $159,000, and CFO compensation totaled $105,000, respectively (exclusive of the fair value and of incentive stock options). Both officers have elected to forego the 2004 and 2003 annual bonus of incentive stock options.

2. An agreement was executed August 1, 2000 with the Chief Operating Officer which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2004 and 2003, COO compensation expensed pursuant to these arrangements was accrued on a "half-time" basis and totaled $69,000 and $64,500, respectively (exclusive of the fair value of incentive stock options). The officer has elected to forego the 2004 and 2003 annual bonus of incentive stock options.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

NOTE 9. EVENTS SUBSEQUENT TO DECEMBER 31, 2004

On February 4, 2005, at a Special Meeting of Shareholders, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of Common Shares authorized from one hundred million (100,000,000) to three hundred million (300,000,000). The measure was passed with 30,898,791 shares voting in favor and 296,896 shares voting against, which was sufficient to carry out the proposal.