Form 10QSB
period 2005-03-31
ETOTALSOURCE INC
filed 2005-05-12
CIK 822998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934, AS AMENDED:

                  For the Quarterly Period Ended March 31, 2005

                         ------------------------------

                          Commission File No. 33-49797
                         ------------------------------


                               eTOTALSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

                COLORADO                               84-1066959
  ------------------------------------   -------------------------------------
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)


                    1510 Poole Boulevard, Yuba City, CA 95993
                    -----------------------------------------
                     Address of principal executive offices)

                                 (530) 751-9615
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes [x]       No [_]

             As of March 31, 2005, the issuer had 46,710,821 shares of common stock, no par value, issued and outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format: Yes [_]  No [X]
                               eTOTALSOURCE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION
   ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS........................3
      Balance Sheets - March 31, 2005 and December 31, 2004....................4
      Statements of Operations - Three Month Ended March 31, 2005 and 2004.....6
      Statements of Cash Flows - Three Month ended March 31, 2005 and 2004.....7
      Notes to Financial Statements............................................9
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10
   ITEM 3.  CONTROLS AND PROCEDURES...........................................24

PART II. - OTHER INFORMATION
   ITEM 1.  LEGAL PROCEEDINGS.................................................25
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................25
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................25
   ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS................25
   ITEM 5.  OTHER INFORMATION.................................................25
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................26

SIGNATURE PAGE

                                     PART I


                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.

                               eTOTALSOURCE, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              As of March 31, 2005


                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

CONSOLIDATED CONDENSED BALANCE SHEETS AS OF MARCH 31, 2005 AND                4
DECEMBER 31, 2004

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE                 6
MONTHS ENDED MARCH 31, 2005 AND 2004

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE                 7
MONTHS ENDED MARCH 31, 2005 AND 2004

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AS OF                    9
MARCH 31, 2005
                     eTotalSource, Inc.
                 Consolidated Balance Sheet

                                                                   March 31,      December 31,
ASSETS                                                                  2005              2004
                                                                -------------    --------------
Current Assets
Cash                                                               $     401        $   37,849

Other                                                                  1,286             1,296
                                                                -------------    --------------

Total Current Assets                                                   1,687            39,145
                                                                -------------    --------------

Property and Equipment

Furniture and equipment                                               88,122            88,122

   Less accumulated depreciation                                    (60,279)          (56,786)
                                                                                 --------------
                                                                -------------

                                                                      27,843            31,336
                                                                -------------    --------------

Other Assets
Patents applications and trademarks, less $16,439 and
$15,431 accumulated amortization, respectively                        23,899            24,907

Deposits                                                               1,162             1,162
                                                                -------------    --------------

                                                                      25,061            26,069
                                                                -------------    --------------

Total Assets                                                      $    4,591        $   96,550
                                                                =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable                                         $  250,000       $   417,569
Other notes payable                                                  632,000           632,000
Judgments payable                                                    204,788           204,788
Accounts payable                                                     295,303           183,461
Accrued compensation payable                                         939,025           845,880
Accrued interest payable                                             198,801           185,475
Deferred revenue                                                      56,250            67,500
                                                                -------------    --------------
Total Current Liabilities                                          2,576,166         2,536,673


Convertible Notes Payable, less current maturities                   294,219           117,900
                                                                -------------    --------------


Total Liabilities                                                  2,870,385         2,654,573
                                                                -------------    --------------



                              See accompanying notes.



                     eTotalSource, Inc.
                 Consolidated Balance Sheet


Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
  46,710,821 shares issued and outstanding                         5,810,485         5,784,300

Accumulated (deficit)                                            (8,626,279)       (8,342,323)
                                                                -------------    --------------
Total Stockholders' Equity
                                                                 (2,815,794)       (2,558,022)
                                                                -------------    --------------

Total Liabilities and Stockholders' Equity (Deficit)              $   54,591        $   96,550
                                                                =============    ==============


                              See accompanying notes.

               eTotalSource, Inc.
     Consolidated Statements of Operations

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2005              2004
                                                         ----------        ----------
Revenues                                                 $  14,987         $  18,093


General and Administrative Expenses                        252,525           397,262
                                                         ----------        ----------

Operating Income (Loss)                                   (237,538)         (379,170)

Other Income (Expense)

Interest expense                                           (47,761)          (27,368)

Other income (expense), net                                  1,342               (19)
                                                         ----------        ----------
Total Other Income (Expense)                               (46,419)          (27,386)
                                                         ----------        ----------

Net (Loss)                                               $(283,957)        $(406,556)
                                                         ==========        ==========

Basic and Diluted (Loss) per Share                       $  (0.006)        $   (0.01)
                                                         ==========        ==========


Weighted Average Common Shares Outstanding               46,710,821        30,307,449
                                                         ==========        ==========



                             See accompanying notes.

                eTotalSource, Inc.
       Consolidated Statements of Cash Flows

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2005              2004
                                                         ----------        ----------
                                                         $(283,957)        $(406,556)


Depreciation and amortization                               13,251             5,681

Loss on retirement of assets                                  --                  18

Stock issued for services and in lieu of interest             --             160,000

Stock options and warrant expense                           26,185            25,338
Changes in assets and liabilities:

Decrease (increase) in accounts receivable                    --                  85

Decrease (increase) in deposits                               --                 196

Decrease (increase) in other current assets                     11              --
Increase (decrease) in payables, credit cards and
accrued liabilities                                        218,312            (5,016)

Increase (decrease) in deferred revenue                    (11,250)          (11,250)
                                                         ----------        ----------


Net Cash (Used in) Operating Activities                    (37,448)         (231,504)
                                                         ----------        ----------

Cash Flows From (Used in) Investing Activities:

Purchase of equipment                                         --              (9,077)
                                                         ----------        ----------


Net Cash (Used in) Investing Activities                       --              (9,077)
                                                         ----------        ----------

Cash Flows From (Used in) Financing Activities:

Proceeds from sale of stock                                   --                --
                                                         ----------        ----------


Net Cash From Financing Activities                            --                --
                                                         ----------        ----------


Increase (decrease) in Cash and Cash Equivalents           (37,448)         (240,581)


Cash and Cash Equivalents - Beginning of Period             37,849           313,084
                                                         ----------        ----------



                            See accompanying notes.


                eTotalSource, Inc.
       Consolidated Statements of Cash Flows



                                                         ==========        ==========
Cash and Cash Equivalents - End of Period                $     401        $  72,503
                                                         ==========        ==========

Supplemental Disclosures:

   Interest paid                                            12,713          378,804

   Income taxes paid                                             -              800
   Non-cash investing and financing transactions:

      Conversion of debt to equity                               -          340,000




                             See accompanying notes.

                               eTOTALSOURCE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2005. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by THE Company on March 25, 2005.

Certain reclassifications have been made to prior year expenses to conform to the current year presentation and have no effect on the reported net loss for either period.

Note B - Contingency

As reported in the December 31, 2004 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. These conditions are substantially unchanged through the first quarter of 2005. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note C - Events Subsequent to March 31, 2005

On April 20, 2005, the Company and Cornell Capital Partners, LP ("Cornell"), the holder of two $175,000 convertible debentures issued in 2004, agreed to modify the 20% floating conversion rate of the debentures to a fixed rate equal to $0.0112 per share. In addition, the term of the debentures was reset for a new 24-month period beginning April 20, 2005, when the principal and accrued interest shall be, at the Company's option, either paid or converted into shares of common stock at a conversion price equal to $0.0112 per share.


In addition, on April 20, 2005, the Company borrowed $100,000 from Cornell and issued it a note payable with interest accruing at 12%. The note and accrued interest is due on the earlier of (i) the effective date a proposed Registration Statement on Form SB-2 is filed with the United States Securities and Exchange Commission (the "SEC"), or (ii) August 1, 2005. The note is secured by 8,117,946 shares of Company common stock of three officers of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements and Associated Risks. This report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Description of Our Business


      History and Overview

      The company was incorporated in Colorado on September 16, 1987, as Premium Enterprises, Inc. On December 20, 2002 Premium Enterprises, Inc. ("Premium") entered into a Plan and Agreement of Reorganization with eTotalSource, Inc. and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles of Incorporation to change the name of Premium to eTotalSource, Inc. For a period of time in 1988-94, Premium operated three fast lube locations, at various times in Arizona and Colorado as Grease Monkey franchises. The locations were unprofitable, two were sold, and the last franchise closed in 1994. Premium then attempted to enter the automobile and truck tire recycling business in 1994. It formed a limited partnership of which it owned 62.5% and commenced limited tire recycling operations. The equipment proved to be inadequate and Premium ran out of capital to continue operations and ceased all operations in 1996. Premium wrote-off all of its investment in equipment and licenses for tire recycling in 1996. Premium was dormant from 1996 until 2002, when it effectuated the above-described Plan and Agreement of Reorganization with eTotalSource and its shareholders.

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

      eTotalSource is licensing Presenta ProTM software via distribution partners and an internal sales and marketing team. The marketing team will be directing its sales effort in targeting the education, corporate and government markets. The cost of the product ranges from $5,500 to $15,000, and eTotalSource is positioning the software package for a volume intensive market. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The aggressive pricing policy is intended to appeal to governments, schools and corporate clients.

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

      o  Anger Management Facilitator Training and Certification
      o  Domestic Violence Facilitator Training and Certification
      o  School Maintenance, Cleaning Training and Certification
      o  Emergency Disaster Preparedness - Terrorist Awareness
      o  Mandated School Internet Acceptable Use Policy ("AUP")

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

      Technology

      The Presenta ProTM, production and delivery system is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, compact disk ("CD") or digital video disk ("DVD"). The Presenta ProTM system has been created using the Delphi development system. The server portion of Presenta ProTM is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language ("XML"). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via TCP/IP. The end-user client can be run on any Windows based personal computer and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand alone web site. We believe that eTotalSource's technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously. eTotalSource has no plans for any research and development in the next 12 months.

      eTotalSource has no plans at this time for purchases or sales of fixed assets which would occur in the next 12 months.


      Employees

      As of March 31, 2005, we had seven full-time employees, of which three were executive. No employees are presently represented by any labor unions. We believe our relations with our employees to be good, however additional employees will need to be recruited to meet our growth projections. eTotalSource has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full-or part-time employees of an unknown number in the next 12 months if its business expands.

Going Concern

      There is substantial doubt about the ability of eTotalSource to continue as a going concern as disclosed in the notes to the December 31, 2004 financial statements filed by eTotalSource on Form 10-KSB. Those conditions continued through the first quarter of 2005 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of March 31, 2005, current liabilities exceed current assets by approximately $2.57 million.

      Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects f this uncertainty could ultimately lead to bankruptcy.

Risk Factors


eTotalSource Lost Money For The Years Ended December 31, 2004 and 2003, The Three Months Ended march 31, 2005, And Losses May Continue In The Future

      For the 12 months ended December 31, 2004 and 2003, we incurred a net loss of $2,372,675 and $1,966,575, respectively. For the three months ended March 31, 2005, we incurred a net loss of $283,957. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement ("SEDA") which we have entered into with Cornell as described in detail below under the section of this report entitled "Liquidity & Capital Resources." If we incur any problems in drawing down on the Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.


We May Not Be Able To Access Sufficient Funds When Needed Under The SEDA And The Price Of Our Common Stock Will Affect Our Ability To Draw Down On The SEDA

      Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by the SEDA. The amount of each advance under the SEDA is subject to a maximum of $200,000 every seven trading days. Because of the advance restriction, we may not be able to access sufficient funds when needed. If the market price of our shares of common stock declines, we would be required to issue more shares of common stock in order to draw down the same dollar amount of an advance than if our stock price was higher. Therefore, if we are unable to draw down on the SEDA, we may be forced to curtail or cease our business operations.


We Have Negative Working Capital Which May Affect our Ability to Continue As A Going Concern

      We had negative working capital of $2,497,528 and $2,385,502 at December 31, 2004 and December 31, 2003, respectively, negative working capital of $2,575,765 for the three months ended March 31, 2005, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of March 31, 2005, we had $401 of cash on hand, total current assets were $1,687, and our total current liabilities were $2,576,166. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the SEDA, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders' Shares

      We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of March 31, 2005, we have issued an aggregate of 11,731,908 shares of common stock to finance our operations. We will issue up to an additional 33,534,700 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders' investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to curtail or cease our operations.


All Of Our Assets Are Securing Our Obligations To Cornell

      Pursuant to the terms contained in that certain Security Agreement dated October 6, 2004, by and between eTotalSource and Cornell, all of our obligations under the Securities Purchase Agreement, the Secured Convertible Debenture, the Investor Registration Rights Agreement, the Irrevocable Transfer Agent Instructions, and the Escrow Agreement are secured by all of our non-cash assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.


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


Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      Our common stock is currently traded on the Over-the-Counter Bulletin Board and Pink Sheets. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately January 1, 2004 through December 31, 2004 was 104,392 shares. The high and low trading price of our common stock during 2004 has been $0.24 and $0.04, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.


Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Penny stocks are stock:

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

      Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. eTotalSource' management is aware of the abuses that have occurred historically in the penny stock market. Although eTotalSource does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to eTotalSource' securities.

Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under The SEDA

      The sale of shares pursuant to the SEDA that we entered into with Cornell on October 6, 2004 will have a dilutive impact on our stockholders. At our current stock price of $0.03, we would have to issue 333,333,333 shares of common stock to draw down the entire $10 million available to us under the SEDA. These shares would represent approximately 88% of our outstanding common stock upon issuance. Please refer to the section of this report entitled "Liquidity & Capital Resources" for a detailed explanation of the SEDA.


Sale Of Shares Eligible For Future Sale Could Adversely Affect The Market Price

      All of the approximate 8,117,946 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on private placement exemptions under the Securities Act of 1933, as amended (the "Securities Act"). Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act. In general, under Rule 144 a person (or persons whose shares are aggregated), who has beneficially owned shares acquired in a non-public transaction, for at least one year, including persons who may be deemed affiliates of eTotalSource, as defined, would be entitled to sell within any 3-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these stockholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

eTotalSource' Competition is Better Capitalized and Has Greater Marketing Capabilities Which Could Adversely Affect eTotalSource' Ability to Compete in the Marketplace

      eTotalSource is in competition with other services and products developed and marketed by much larger corporations, which are better capitalized and have far greater marketing capabilities than eTotalSource. eTotalSource expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than eTotalSource. As a result of these disadvantages, eTotalSource may not be able to effectively complete in the markets in which its products and services are sold, which would, in turn, affect its ability to continue to operate.

Critical Accounting Policies

      Revenue Recognition

      eTotalSource recognizes revenue in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA"). Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing.

      Product revenue is derived primarily from the sale of self-produced training multimedia and related off-the-shelf software products. eTotalSource recognizes revenue from sales of these products at the time of shipment to customers. Service revenue is primarily derived from production of videos for others and is recognized upon customer acceptance.

      Deferred revenue includes payments received for product licenses covering future periods and advances on service contracts that have not yet been fulfilled.

      Significant estimates include evaluation of eTotalSource's income tax net operating loss carry-forwards and valuation of non-monetary transactions in connection with issuances of common stock and common stock warrants and options.

Results of Operations

      Results of Operations For The Three Month Period Ended March 31, 2005 Compared To The Same Period Ended March 31, 2004

      Revenues.

      Revenues for the three months ended March 31, 2005 were $14,987 versus $18,093 for the corresponding 2004 period, a decrease of $3,106 or 17%. The decrease was attributable to fewer sales of eTotalSource's CD training products.

      Expenses.

      Operating expenses for the three month period ended March 31, 2005 were $252,525 as compared to $397,262 for the comparable 2004 period, a decrease of $144,737 or 36%. The decrease was primarily due to a decrease in stock compensation and payroll expenses. Payroll expenses for the three month period ended March 31, 2005 were $107,177 as compared to $114,256 for the comparable period in 2004, a decrease of $7,079 or 6%.

      Interest expense for the three month period ended March 31, 2005 was $47,761 as compared to $27,368 for the corresponding 2004 period, an increase of $20,393 or 75%. The increase in interest expense is the result of the amortization expense in 2005 of the fair value of warrants issued as incentives to lenders and the amortization of secured convertible debenture in 2005.

      Gain (Loss) From Operations.

      eTotalSource recognized a loss for the three month period ended March 31, 2005 in the amount of $283,957 or $0.006 per share, as compared with a loss of $406,556 or $0.01 per share for the corresponding period ended March 31, 2004. The decrease of $122,599 or $0.004 per share was attributable to the decrease in stock compensation and payroll expenses.

Contractual Obligations and Commercial Commitments

      As of March 31, 2005, the following obligations were outstanding:

                                   Payments Due Period


                                                                                         After
Contractual Obligations         Less than 1 year       2-3 years          4-5 years     5 years               Total
-----------------------         ----------------       ---------          ---------  -------------          ---------
Judgments payable                  $  204,788          $    .00             $.00          $.00          $  204,788
Short Term note payables              882,000               .00              .00           .00             882,000
Convertible debentures                    .00           294,219              .00           .00             294,219
Other current liabilities           1,489,378               .00              .00           .00           1,489,378
Total contractual cash
obligations                        $2,576,166          $294,219             $.00          $.00          $2,870,385

Facilities and Leases

      eTotalSource leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $2,500. Such premises are adequate to serve eTotalSource's current staffing level. The offices consist of approximately 1,700 square feet.

Dividends

      eTotalSource does not intend to pay dividends in the foreseeable future.

Liquidity and Capital Resources

      At March 31, 2005, eTotalSource had $401 in cash with which to conduct operations, a decline of $37,448 during the quarter. There can be no assurance that eTotalSource will be able to complete its business plan or fully exploit business opportunities that management may identify. Accordingly, eTotalSource will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. eTotalSource presently has no capital availability except through the Standby Equity Distribution Agreements described below.

      eTotalSource is unable to carry out any plan of business without funding. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

      eTotalSource does not have capital sufficient to meet its current cash needs. We will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. eTotalSource will need to raise additional funds to conduct its business activities over the next 12 months. At the present, our current cash will last less than a month.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to eTotalSource to allow it to cover its expenses as they may be incurred.

      Irrespective of whether eTotalSource's cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

      The SEDAs

      The 2004 SEDA

      On October 6, 2004, we entered into a SEDA (the "2004 "SEDA") with Cornell. Pursuant to the 2004 SEDA, we could, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2004 SEDA, Cornell was obligated to pay us 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five consecutive trading days immediately following the advance notice date. Cornell is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell was entitled to retain a fee of 5% of each advance under the 2004 SEDA. We also paid Cornell a one-time commitment fee pursuant to the 2004 SEDA on October 6, 2004, which was paid by the issuance of 3,833,334 shares of our common stock.

      In addition, we engaged Newbridge Securities Corporation ("Newbridge"), a registered broker-dealer, to advise us in connection with the 2004 SEDA. For its services, Newbridge received a fee of $10,000 paid in 166,666 shares of our common stock on October 6, 2004. eTotalSource registered 15,000,000 shares of common stock underlying the 2004 SEDA pursuant to a Registration Statement on Form SB-2 that eTotalSource filed with the SEC on November 24, 2004 (the "2004 Registration Statement").

      Pursuant to the 2004 SEDA, we could periodically sell shares of common stock to Cornell to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We could request an advance every seven trading days with a maximum of $200,000 per advance. A closing will be held five trading days after such written notice at which time we were obligated to deliver shares of common stock and Cornell will pay the advance amount.

      We could request advances under the 2004 SEDA once the underlying shares of stock became registered with the SEC pursuant to the 2004 Registration Statement. Thereafter, we could continue to request advances until Cornell advanced $10 million or 24 months after the effective date of the Registration Statement, whichever occurred first.

      We withdrew the 2004 Registration Statement on April 19, 2005, pursuant to a Form RW that we filed with the SEC on such date. We filed the Form RW because we intended to enter into a new financing arrangement with Cornell that we were negotiating in late-March 2005, and therefore, we did not have to register the shares of stock underlying the 2004 SEDA.

      The 2005 SEDA

      On April 20, 2005, we entered into a new SEDA with Cornell (the "2005 SEDA"). Pursuant to the 2005 SEDA, we may, at our discretion, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2005 SEDA, Cornell will pay eTotalSource 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Cornell is entitled to retain a fee of 5% of each advance under the 2005 SEDA.

      Pursuant to the 2005 SEDA, we may periodically sell shares of common stock to Cornell to raise capital to fund our working capital needs. We may request an advance every seven trading days with a maximum of $200,000 per advance. A closing will be held five trading days after such written notice at which time we will deliver shares of common stock and Cornell will pay the advance amount.

      We may request advances under the 2005 SEDA once the underlying shares are registered with the SEC pursuant to the 2005 Registration Statement described below. Thereafter, we may continue to request advances until Cornell has advanced $10 million or 24 months after the effective date of the accompanying registration statement, whichever occurs first.

      The amount of each advance is limited to a maximum draw down of $200,000 every seven trading days. At a recent stock price of $0.03, we would have to issue 6,802,721 shares of common stock to Cornell to draw down the maximum advance amount of $200,000. The amount available under the 2005 SEDA is not dependent on the price or volume of our common stock. Our ability to request advances are conditioned upon our registering the shares of common stock with the SEC pursuant to the 2005 Registration Statement. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of our outstanding common stock. We do not have any agreements with Cornell regarding the distribution of such stock, although Cornell has indicated that it intends to promptly sell any stock received under the 2005 SEDA.

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the 2005 SEDA, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Based on our recent stock price of $0.03 and that we registered 200 million shares of our common stock under the 2005 SEDA pursuant to a Registration Statement on Form SB-2 that we filed with the SEC on April 21, 2005 (the "2005 Registration Statement"), we could draw down a maximum gross amount of $5,880,000 under the 2005 SEDA. These 200 million shares would represent approximately 81% of our outstanding common stock upon issuance.

      There is an inverse relationship between our stock price and the number of shares to be issued under the 2005 SEDA. That is, as our stock price declines, we will be required to issue a greater number of shares under the 2005 SEDA for a given advance. The issuance of a larger number of shares under the 2005 SEDA may result in a change of control. That is, if all or a significant block of such shares are held by one or more shareholders working together, then such shareholder or shareholders would have enough shares to assume control of eTotalSource by electing its or their own directors.

      In order for us to utilize the full $10 million available under the 2005 SEDA, it may be necessary for our shareholders to approve an increase in our authorized common stock and for us to register additional shares of common stock. This is currently the case based on our stock price of $0.03 as of April 1, 2005. eTotalSource is authorized in its Articles of Incorporation to issue up to 300 million shares of common stock. As of April 1, 2005, eTotalSource had 46,710,821 shares of common stock outstanding. eTotalSource registered 200 million shares of common stock to be issued under the 2005 SEDA by filing the 2005 Registration Statement, which as of the date of this report is being reviewed by the SEC.

      In the event we desire to draw down any available amounts remaining under the 2005 SEDA after we have issued the 200 million shares being registered in the 2005 Registration Statement (and assuming we have obtained shareholder approval to increase our authorized common stock), we will have to file a new registration statement to cover such additional shares which we will issue for additional draw downs under the 2005 SEDA.

      We are not paying any commitment fees to Cornell, nor any placement agent fees to Newbridge, in connection with the 2005 SEDA.

      The costs associated with the 2005 Registration Statement are estimated to be approximately $85,000 (consisting primarily of professional fees), all of which will be borne by us. There are no other significant closing conditions to draws under the 2005 SEDA.

Item 3.     Controls and Procedures

      a.    Evaluation Of Disclosure Controls And Procedures

      eTotalSource's Principal Executive Officer and Principal Accounting and Financial Officer, after evaluating the effectiveness of eTotalSource's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that as of such date, eTotalSource's disclosure controls and procedures were adequate and effective to ensure that material information relating to eTotalSource that is required to be disclosed by eTotalSource in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to eTotalSource's management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

      b.    Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of eTotalSource's internal controls during eTotalSource's last fiscal quarter, eTotalSource's Principal Executive Officer and Principal Accounting and Financial Officer have determined that there are no changes to eTotalSource's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, eTotalSource's internal controls over financial reporting.

                                     PART II


                                OTHER INFORMATION



Item 1.     Legal Proceedings

            None.



Item 2.     Changes in Securities

            None.



Item 3.     Defaults Upon Senior Securities

            None.



Item 4.     Submission of Matters to a Vote of Security Holders



      On February 4, 2005, at a Special Meeting of eTotalSource's shareholders, the shareholders approved an amendment to eTotalSource's Articles of Incorporation to increase the number of authorized shares of common of stock, no par value, from 100,000,000 to 300,000,000. The amendment was passed with 30,898,791 shares voting in favor and 296,896 shares voting against, which was sufficient to approve the amendment.



Item 5.     Other Information

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits pursuant to Regulation S-K:

 DESIGNATION OF
 EXHIBIT AS SET
  FORTH IN ITEM
     601 OF
 REGULATION S-B             DESCRIPTION                     LOCATION
---------------   -------------------------------   ----------------------------
2.1               Agreement and Plan of Merger,     Incorporated  by reference
                  dated August 7, 2000 between      to  Exhibit  2(1)  to Form
                  Calipso and Knowledge             8-K  filed  on   September
                  Foundations, Inc.                 27, 2000 to

2.2               Merger Agreement, dated April     Incorporated  by reference
                  23, 2002, between ETotalSource,   to  Exhibit  99.2  to Form
                  Inc., Knowledge Foundations,      8-K filed on May 9, 2002
                  Inc. and KFI, Inc.

2.3               First Amendment to Merger         Incorporated  by reference
                  Agreement dated August 8, 2002,   to  Form   S-4   filed  on
                  between ETotalSource, Inc., KFI,  August 13, 2002
                  Inc. and Knowledge Foundations,
                  Inc.

2.4               Separation and Distribution       Incorporated  by reference
                  Agreement by and among Knowledge  to  Form   S-4   filed  on
                  Foundations, Inc., Cyber          August 13, 2002
                  Knowledge, Inc. and CKI Group

3.1
                  Articles                         of Incorporation Incorporated
                                                   by Reference to the
                                                   Registration Statement of
                                                   Form SB-2 filed on April ___,
                                                   2005.

3.2
                  Bylaws Incorporated by Reference to the Registration Statement of
                                                   Form SB-2 filed on April ___,
                                                   2005.

3.3
                  Certificate of Amendment of the   Incorporated by reference
                  Articles of Incorporation         to the current report on
                                                    Form 8-K dated July 14,
                                                    2003. (File no. 000-49797)

3.4
                  Articles of Amendment to the      Incorporated by reference
                  Articles of Incorporation         to the current report on
                                                    Form 8-K dated December 1,
                                                    2003 (File no. 000-49797)

 DESIGNATION OF
 EXHIBIT AS SET
  FORTH IN ITEM
     601 OF
 REGULATION S-B             DESCRIPTION                     LOCATION
---------------   -------------------------------   ----------------------------
3.5
                  Articles of Amendment to the      Provided herewith
                  Articles of Incorporation

4.1
                  2003 Stock Plan                   Incorporated by reference
                                                    to the current report on
                                                    Form S-8 dated May 23,
                                                    2003. (File no.
                                                    333-105518)

4.11
                  2004 Stock Plan                   Incorporated by reference
                                                    to the current report on
                                                    Form S-8 dated July 15,
                                                    2004. (File no.
                                                    333-111732)

10.1              Plan & Agreement of              Incorporated by reference to
                  Reorganization dated December    the Annual Report on Form
                  18, 2002 by and between          8-K dated December 30, 2002.
                  Premium Enterprises, Inc and     (File no. 000-49797)
                  eTotalSource, Inc.

10.2              Employment Agreement of Terry     Incorporated by reference to
                  Eilers dated February 7, 2000     the pending Registration
                                                    Statement on Form SB-2 dated
                                                    November 24, 2004 (File no.
                                                    333-120786)

10.3
                  Employment Agreement of Virgil    Incorporated by reference
                  Baker dated February 7, 2000      to the pending
                                                    Registration Statement on
                                                    Form SB-2 dated November 24,
                                                    2004 (File no. 333-120786)

10.4
                  Employment Agreement of Michael   Incorporated by reference
                  Sullinger dated August 1, 2002    to the pending
                                                    Registration Statement on
                                                    Form SB-2 dated November 24,
                                                    2004 (File no. 333-120786)

10.5              Securities Purchase Agreement,    Incorporated by reference
                  dated October 6, 2004 by and      to the pending
                  between eTotalSource, Inc. and    Registration Statement on
                  Cornell Capital Partners, L.P.    Form SB-2 dated November
                                                    24, 2004 (File no.
                                                    333-120786)

10.6              Investor Registration Rights      Incorporated by reference
                  Agreement, dated October 6,       to the pending
                  2004, by and between              Registration Statement on
                  eTotalSource, Inc. and Cornell    Form SB-2 dated November
                  Capital Partners, L.P.            24, 2004 (File no.
                                                    333-120786)

 DESIGNATION OF
 EXHIBIT AS SET
  FORTH IN ITEM
     601 OF
 REGULATION S-B             DESCRIPTION                     LOCATION
---------------   -------------------------------   ----------------------------
10.7              Security Agreement, dated         Incorporated by reference
                  October 6, 2004, by and between   to the pending
                  eTotalSource, Inc. and Cornell    Registration Statement on
                  Capital Partners, L.P.            Form SB-2 dated November
                                                    24, 2004 (File no.
                                                    333-120786)

10.8              Irrevocable Transfer Agent        Incorporated by reference
                  Instructions, dated October 6,    to the pending
                  2004, by and among eTotalSource,  Registration Statement on
                  Inc., Cornell Capital Partners,   Form SB-2 dated November
                  L.P., and Executive Registrar &   24, 2004 (File no.
                  Transfer, Inc.                    333-120786)

10.9              Escrow Agreement (SEDA), dated    Incorporated by reference
                  October 6, 2004, by and among     to the pending
                  eTotalSource, Inc., Cornell       Registration Statement on
                  Capital Partners, L.P., and       Form SB-2 dated November
                  David Gonzalez, Esq.              24, 2004 (File no.
                                                    333-120786)

10.10             Escrow Agreement (CD), dated      Incorporated by reference
                  October 6, 2004, by and among     to the pending
                  eTotalSource, Inc., Cornell       Registration Statement on
                  Capital Partners, L.P., and       Form SB-2 dated November
                  David Gonzalez, Esq.              24, 2004 (File no.
                                                    333-120786)

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

10.12             Standby Equity Distribution       Incorporated by reference
                  Agreement, dated October 6,       to the pending
                  2004, by and between              Registration Statement on
                  eTotalSource, Inc. and Cornell    Form SB-2 dated November
                  Capital Partners, L.P.            24, 2004 (File no.
                                                    333-120786)

10.13             Registration Rights Agreement,    Incorporated by reference
                  dated October 6, 2004, by and     to the pending
                  between eTotalSource, Inc. and    Registration Statement on
                  Cornell Capital Partners, L.P.    Form SB-2 dated November
                                                    24, 2004 (File no.
                                                    333-120786)

 DESIGNATION OF
 EXHIBIT AS SET
  FORTH IN ITEM
     601 OF
 REGULATION S-B             DESCRIPTION                     LOCATION
---------------   -------------------------------   ----------------------------
10.14             Placement Agent Agreement, dated  Incorporated by reference to
                  October 6, 2004, by and among     the pending Registration
                  eTotalSource, Inc., Cornell       Statement on Form SB-2 dated
                  Capital Partners, L.P., and       November 24, 2004 (File no.
                  Newbridge Securities Corporation  333-120786)


14.1              Code of Ethics                    Incorporated by reference
                                                    to the pending
                                                    Registration Statement on
                                                    Form SB-2 dated November
                                                    24, 2004 (File no.
                                                    333-120786)

31.1              Section 302 Certification of      Provided Herewith
                  Terry L. Eilers

31.2              Section 302 Certification of      Provided Herewith
                  Virgil D. Baker

32.1              Section 906 Certification of      Provided Herewith
                  Terry L. Eilers

32.2              Section 906 Certification of      Provided Herewith
                  Virgil D. Baker



      b.    Reports on Form 8-K:

            None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eTOTALSOURCE, INC.



May 12, 2005                            By:   /s/ Terry L. Eilers
                                           ----------------------
                                              Terry L. Eilers, President,
                                              Principal Executive Officer, and
                                              Director



May 12, 2005                            By:   /s/ Virgil D. Baker
                                           ----------------------
                                              Virgil D. Baker, CFO, Principal
                                              Accounting and Financial Officer,
                                              and Director