Form 10KSB/A
period 2004-12-31
ETOTALSOURCE INC
filed 2005-06-06
CIK 822998

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

                             PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....16
ITEM 10.   EXECUTIVE COMPENSATION...........................................18
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...19
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................21
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................24

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

Item 6. Management's Discussion And Analysis Or Plan Of Operations.

Financial Condition And Changes In Financial Condition.

Forward-Looking Statements.

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements include eTotalSources's beliefs, expectations, hopes, goals and plans regarding the future, including but not limited to statements regarding eTotalSource's strategy, competition, development plans, financing, revenue and operations. Forward-looking statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate", "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond the control of eTotalSource that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. eTotalSource disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    --------------------------------------------
2.4                        Separation and Distribution Agreement by and     Incorporated  by  reference to Form S-4
                           among Knowledge Foundations, Inc., Cyber         filed on August 13, 2002
                           Knowledge, Inc. and CKI Group

3.1                        Articles of Incorporation                        Incorporated by reference to the Form 10-KSB
                                                                            filed on March 25, 2005

3.2                        Bylaws                                           Incorporated by reference to the Form 10-KSB
                                                                            filed on March 25, 2005

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

3.5                        Articles of Amendment to the Articles of         Incorporated by reference to the Form 10-KSB
                           Incorporation                                    filed on March 25, 2005

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

                                     Date: June 3, 2005



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



                                     By:   /s/ Terry Eilers
                                           ---------------------------
                                           Director

                                     Date: June 3, 2005



                                     By:   /s/ Virgil Baker
                                           ---------------------------
                                           Virgil Baker, Director

                                     Date: June 3, 2005



                                     By:   /s/ Michael Sullinger
                                           ---------------------------
                                           Michael Sullinger, Director

                                     Date: June 3, 2005



                                     By:   /s/ Cody Morrow
                                           ---------------------------
                                           Cody Morrow, Director

                                     Date: June 3, 2005



                                     By:   /s/ Richard Barber
                                           ---------------------------
                                           Richard Barber, Director

                                     Date: June 3, 2005
                               eTotalSource, Inc.
                        Consolidated Financial Statements
                                Table of Contents

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



/s/ Gordon, Hughes & Banks, LLP
-------------------------------
    Greenwood Village, Colorado
    June 3, 2005
                                 eTotalSource, Inc.
                             Consolidated Balance Sheet
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