Form 10QSB
period 2005-06-30
ETOTALSOURCE INC
filed 2005-08-15
CIK 822998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

                  For the Quarterly Period Ended June 30, 2005

                         ------------------------------

                          Commission File No. 33-49797
                         ------------------------------

                               eTOTALSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                     84-1066959
----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                    1510 Poole Boulevard, Yuba City, CA 95993
                     Address of principal executive offices)

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

                                 Yes |X| No |_|

  As of June 30, 2005, the issuer had 46,710,821 shares of common stock, no par value per share, issued and outstanding.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format: Yes |_| No |X|
                               eTOTALSOURCE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................................3
         Balance Sheets - June 30, 2005 and December 31, 2004..............................................4
         Statements of Operations - Three and Six Months Ended June 30, 2005 and 2004......................5
         Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004................................6
         Notes to Financial Statements.....................................................................7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................8
     ITEM 3.  CONTROLS AND PROCEDURES.....................................................................22

PART II. - OTHER INFORMATION
     ITEM 1.  LEGAL PROCEEDINGS...........................................................................22
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................22
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................22
     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..........................................22
     ITEM 5.  OTHER INFORMATION...........................................................................22
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................23

SIGNATURE PAGE ...........................................................................................27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               eTOTALSOURCE, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2005

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE

CONDENSED  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND DECEMBER 31, 2004                       4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,            5
2005 AND 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND             6
2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2005                               7

                               eTotalSource, Inc.
                      Condensed Consolidated Balance Sheet

ASSETS                                                                     June 30, 2005    December 31, 2004
                                                                            -----------      -----------
Current Assets
Cash                                                                        $     8,859      $    37,849
Accounts receivable                                                               1,121               --
Other                                                                             1,244            1,296
                                                                            -----------      -----------

Total Current Assets                                                             11,224           39,145
                                                                            -----------      -----------

Property and Equipment

Furniture and equipment                                                          86,772           88,122

   Less accumulated depreciation                                                (62,038)         (56,786)
                                                                            -----------      -----------
                                                                                 24,734           31,336
                                                                            -----------      -----------

Other Assets
Patents applications and trademarks, less $17,448 and $15,431 accumulated
amortization, respectively                                                       22,890           24,907

Deposits                                                                            721            1,162
                                                                            -----------      -----------

                                                                                 23,611           26,069
                                                                            -----------      -----------

Total Assets                                                                $    59,569      $    96,550
                                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable                                                   $   250,000      $   417,569
Other notes payable                                                             757,000          632,000
Judgments payable                                                               204,788          204,788
Accounts payable                                                                356,526          183,461
Accrued compensation payable                                                  1,021,408          845,880
Accrued interest payable                                                        214,661          185,475
Deferred revenue                                                                 45,000           67,500
                                                                            -----------      -----------
Total Current Liabilities                                                     2,849,382        2,536,673

Convertible Notes Payable, less current maturities and $197,942 discount        152,058          117,900
                                                                            -----------      -----------

Total Liabilities                                                             3,001,440        2,654,573
                                                                            -----------      -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
  46,710,821 shares issued and outstanding                                    6,002,403        5,784,300

Accumulated (deficit)                                                        (8,944,273)      (8,342,323)
                                                                            -----------      -----------

Total Stockholders' Equity (Deficit)                                         (2,941,870)      (2,558,022)
                                                                            -----------      -----------

Total Liabilities and Stockholders' Equity (Deficit)                        $    59,569      $    96,550
                                                                            ===========      ===========

                            See accompanying notes.

                              eTotalSource, Inc.
                Condensed Consolidated Statements of Operations

                                              Three months Ended June 30,      Six months Ended June 30,
                                              ----------------------------    ----------------------------
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
Revenues                                      $     13,998    $     97,174    $     28,984    $    115,266

General and Administrative Expenses                267,146         807,875         519,671       1,205,138
                                              ------------    ------------    ------------    ------------

Operating Income (Loss)                           (253,148)       (710,701)       (490,686)     (1,089,871)

Other Income (Expense)
Gain (loss) on sale or retirement of assets             --          (1,122)             --          (1,140)

Interest expense                                   (64,778)        (76,512)       (112,539)       (103,879)

Other income (expense), net                            (67)          1,273           1,275           1,273
                                              ------------    ------------    ------------    ------------
Total Other Income (Expense)                       (64,846)        (76,361)       (111,264)       (103,747)
                                              ------------    ------------    ------------    ------------

Net (Loss)                                    $   (317,994)   $   (787,062)   $   (601,951)   $ (1,193,618)
                                              ============    ============    ============    ============

Basic and Diluted (Loss) per Share            $      (0.01)   $      (0.02)   $      (0.01)   $      (0.04)
                                              ============    ============    ============    ============

Weighted Average Common Shares Outstanding      46,710,821      32,556,481      46,710,821      31,552,844
                                              ============    ============    ============    ============

                            See accompanying notes.

                           eTotalSource, Inc.
             Condensed Consolidated Statements of Cash Flows

                                                                         Six months Ended June 30,
                                                                        --------------------------
                                                                            2005           2004
                                                                        -----------    -----------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                              $  (601,951)   $(1,193,618)

Depreciation and amortization                                                40,594         11,139
Gain (loss) on sale or retirement of assets                                      67          1,141

Stock issued for services and in lieu of interest                                --        642,700

Stock options and warrant expense                                            52,648         52,927
Changes in assets and liabilities:

Decrease (increase) in accounts receivable                                   (1,121)        (3,055)
Decrease (increase) in other current assets                                      53         (7,623)
Decrease (increase) in deposits                                                 441            196
Increase (decrease) in payables, credit cards and accrued liabilities       377,778        222,451

Increase (decrease) in deferred revenue                                     (22,500)       (22,500)
                                                                        -----------    -----------

Net Cash (Used in) Operating Activities                                    (153,990)      (296,243)
                                                                        -----------    -----------

Cash Flows From (Used in) Investing Activities:

Purchase of equipment                                                            --         (9,077)
                                                                        -----------    -----------

Net Cash (Used in) Investing Activities                                          --         (9,077)
                                                                        -----------    -----------

Cash Flows From (Used in) Financing Activities:

Proceeds from issuance of notes payable                                     125,000             --
                                                                        -----------    -----------

Net Cash From Financing Activities                                          125,000             --
                                                                        -----------    -----------

Increase (decrease) in Cash and Cash Equivalents                            (28,990)      (305,320)

Cash and Cash Equivalents - Beginning of Period                              37,849        313,082
                                                                        -----------    -----------

                                                                        ===========    ===========
Cash and Cash Equivalents - End of Period                               $     8,859    $     7,762
                                                                        ===========    ===========

                            See accompanying notes.

                               eTOTALSOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2005. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by the Company on March 25, 2005.

Certain reclassifications have been made to prior year expenses to conform to the current year presentation and have no effect on the reported net loss for either period.

Note B - Going Concern Contingency

As reported in the December 31, 2004 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. These conditions are substantially unchanged through the second quarter of 2005. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note C - Convertible Debentures

On April 20, 2005, the Company and Cornell Capital Partners, LP ("Cornell"), the holder of two $175,000 convertible debentures issued by the Company in 2004, agreed to modify the 20% floating conversion rate of the debentures to a fixed rate equal to $0.0112 per share. In addition, the term of the debentures was reset for a new 24-month period beginning April 20, 2005, when the principal and accrued interest shall be, at the Company's option, either paid or converted into shares of common stock at a conversion price equal to $0.0112 per share.

The debentures are reported net of a $197,942 unamortized discount related to a beneficial conversion feature. This discount represents the quoted market price of the Company's common stock on April 20, 2005 in excess of Cornell's conversion rate. The discount is being amortized over the revised term of the debentures.

Note D - Notes Payable

On April 20, 2005, the Company borrowed $100,000 from Cornell and issued it a note payable with interest accruing at 12%. The note and accrued interest is due on the earlier of (i) the effective date a proposed Registration Statement on Form SB-2 is filed with the United States Securities and Exchange Commission (the "SEC"), or (ii) August 1, 2005 (currently in default). The note is secured by 8,117,946 shares of Company common stock beneficially held by three officers of the Company.

On June 27, 2005, the Company borrowed $25,000 from Cornell and issued it a note payable with interest accruing at 10%. The note and accrued interest is due on the earlier of (i) the effective date a proposed Registration Statement on Form SB-2 is filed with the United States Securities and Exchange Commission (the "SEC"), or (ii) August 1, 2005 (currently in default).

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

Description of Our Business

      History and Overview

      The company was incorporated in Colorado on September 16, 1987, as Premium Enterprises, Inc. On December 20, 2002 Premium Enterprises, Inc. ("Premium") entered into a Plan and Agreement of Reorganization with eTotalSource, Inc. and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles of Incorporation to change the name of "Premium Enterprises, Inc." to "eTotalSource, Inc". For a period of time from 1988 to 1994, Premium operated three fast lube locations, at various times in Arizona and Colorado as Grease Monkey franchises. The locations were unprofitable, two were sold, and the last franchise closed in 1994. Premium then attempted to enter the automobile and truck tire recycling business in 1994. It formed a limited partnership of which it owned 62.5% and commenced limited tire recycling operations. The equipment proved to be inadequate and Premium ran out of capital to continue operations and ceased all operations in 1996. Premium wrote-off all of its investment in equipment and licenses for tire recycling in 1996. Premium was dormant from 1996 until 2002, when it effectuated the above-described Plan and Agreement of Reorganization with eTotalSource and its shareholders.

      eTotalSource, Inc., a California corporation, was founded on February 7, 2000. eTotalSource is a subsidiary of Premium and the sole business of Premium.

      eTotalSource is a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Our clients have included: the U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State University, Logistics Management Institute, First American Title Company, and other corporate entities. eTotalSource's clients work with eTotalSource to develop, produce, market, and distribute multimedia development software.
eTotalSource also markets educational training programs it has produced utilizing its proprietary software.

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

      Our Software And Intellectual Property

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

      eTotalSource is licensing Presenta ProTM software via distribution partners and an internal sales and marketing team. The marketing team directs its sales effort in targeting the education, corporate and government markets. The cost of the product ranges from $5,500 to $15,000, and eTotalSource has positioned the software package for a volume intensive market. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The aggressive pricing policy is intended to appeal to governments, schools and corporate clients.

      eTotalSource publishes and produces original content and post-production services, and participates in the sales and distribution of the final published product.

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

      o     System  and  method  for  pre-loading   still  imagery  data  in  an
            interactive  multimedia   presentation,   which  provides  an  image
            pre-loading system that maximizes available network bandwidth;

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

      Technology

      The Presenta Pro(TM), production and delivery system is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, compact disk ("CD") or digital video disk ("DVD"). The Presenta Pro(TM) system has been created using the Delphi development system. The server portion of Presenta Pro(TM) is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language ("XML"). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via Transmission Control Protocol/Internet Protocol ("TCP/IP"). The end-user client can be run on any Windows based personal computer and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand alone website. We believe that eTotalSource's technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously. eTotalSource has no plans for any research and development in the next 12 months.

      eTotalSource has no plans at this time for purchases or sales of fixed assets which would occur in the next 12 months.

      Employees

      As of June 30, 2005, we had seven full-time employees, of which three were executive. No employees are presently represented by any labor unions. We believe our relations with our employees to be good, however additional employees will need to be recruited to meet our growth projections. eTotalSource has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full-or part-time employees of an unknown number in the next 12 months if its business expands.

Going Concern

      There is substantial doubt about the ability of eTotalSource to continue as a going concern as disclosed in the notes to the December 31, 2004 financial statements filed by eTotalSource on Form 10-KSB on March 25, 2005. Those conditions continued through the second quarter of 2005 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of June 30, 2005, current liabilities exceed current assets by approximately $2.84 million.

      Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Risk Factors

eTotalSource Lost Money For The Years Ended December 31, 2004 and 2003, The Six months Ended June 30, 2005, And Losses May Continue In The Future

      For the 12 months ended December 31, 2004 and 2003, we incurred a net loss of $2,372,675 and $1,966,575, respectively. For the six months ended June 30, 2005, we incurred a net loss of $601,951. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement ("SEDA") which we have entered into with Cornell Capital Partners, LP ("Cornell") as described in detail below under the section of this Report entitled "Liquidity & Capital Resources." If we incur any problems in drawing down the SEDA, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

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

We Have Negative Working Capital Which May Affect our Ability to Continue As A Going Concern

      We had negative working capital of $2,497,528 and $2,385,502 at December 31, 2004 and December 31, 2003, respectively, negative working capital of $2,838,158 for the six months ended June 30, 2005, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of June 30, 2005, we had $8,859 of cash on hand, total current assets were $11,224, and our total current liabilities were $2,849,382. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the SEDA, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders' Shares

      We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of June 30, 2005, we have issued an aggregate of 11,731,908 shares of common stock to finance our operations. We will issue up to an additional 33,534,700 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders' investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to curtail or cease our operations.

All Of Our Assets Are Securing Our Obligations To Cornell

      Pursuant to the terms contained in that certain Security Agreement dated October 6, 2004, by and between eTotalSource and Cornell, all of our obligations under the Securities Purchase Agreement, the Secured Convertible Debenture, the Investor Registration Rights Agreement, the Irrevocable Transfer Agent Instructions, and the Escrow Agreement (which we entered into in connection with the SEDA) are secured by substantially all of our assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

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

      Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their shares, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      Our common stock is currently traded on the Over-the-Counter Bulletin Board and Pink Sheets. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately January 1, 2005 through June 30, 2005 was 631,609 shares. The high and low trading price of our common stock during the same period has been $0.058 and $0.02, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under The SEDA

      The sale of shares pursuant to the SEDA that we entered into with Cornell on October 6, 2004 will have a dilutive impact on our stockholders. At a recent stock price of $0.02, we would have to issue apparently 510,204,081 shares of common stock to draw down the entire $10 million available to us under the SEDA. These shares would represent approximately 84% of our outstanding common stock upon issuance. Please refer to the section of this report entitled "Liquidity & Capital Resources" for a detailed explanation of the SEDA.

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

eTotalSource's Competition is Better Capitalized and Has Greater Marketing Capabilities Which Could Adversely Affect eTotalSource's Ability to Compete in the Marketplace

      eTotalSource is in competition with other services and products developed and marketed by much larger corporations, which are better capitalized and have far greater marketing capabilities than eTotalSource. eTotalSource expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than eTotalSource. As a result of these disadvantages, eTotalSource may not be able to effectively complete in the markets in which its products and services are sold, which would, in turn, affect its ability to continue to operate.

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

      Other

      Significant estimates include evaluation of eTotalSource's income tax net operating loss carry-forwards and valuation of non-monetary transactions in connection with issuances of convertible debentures, common stock and common stock warrants and options.

Results of Operations

      Results of Operations For The Three-Month Period Ended June 30, 2005 Compared To The Same Period Ended June 30, 2004

      Revenues.

      Revenues for the three-months ended June 30, 2005 were $13,998 versus $97,174 for the corresponding 2004 period, a decrease of $83,176 or 86%. The decrease was attributable to fewer sales of the compact disk training products and decreased sales of software.

      Expenses.

      Operating expenses for the three-month period ended June 30, 2005 were $267,146 as compared with $807,875 for the comparable period in 2004, a decrease of $540,729 or 67%. The decrease was primarily due to a decrease in stock compensation and payroll expenses. Payroll expenses for the three-month period ended June 30, 2005 were $90,065 as compared to $119,002 for the comparable period in 2004, a decrease of $28,937 or 24%.

      Interest expense for the three-month period ended June 30, 2005 was $64,778 as compared with $76,512 for the corresponding 2004 period, a decrease of $11,734 or 15%. The decrease is attributable to the non-issuance of additional interest for consideration of extending notes payable due date for the three month period ended June 30, 2005 versus the issuance of additional interest for consideration of extending notes payable due date for the corresponding 2004 period.

      Gain (Loss) From Operations.

      The Company recognized a loss for the three-month period ended June 30, 2005 in the amount of $317,994, $.01 per share, as compared with a loss of $787,062, $0.02 per share for the corresponding period ended June 30, 2004. The decrease of $469,068 or $0.01 per share was attributable to the decrease in stock issued as compensation and in lieu of interest.

      Results of Operations For The Six-Month Period Ended June 30, 2005 Compared To The Same Period Ended June 30, 2004

      Revenues.

      Revenues for the six month period ended June 30, 2005 were $28,984 versus $115,266 for the corresponding 2004 period, a decrease of $86,282 or 75%. The decrease was attributable to fewer sales of eTotalSource's CD training products and decreased sales of software.

      Expenses.

      Operating expenses for the six-month period ended June 30, 2005 were $519,671 as compared to $1,205,138 for the comparable 2004 period, a decrease of $685,467 or 57%. The decrease was primarily due to a decrease in stock compensation and payroll expenses. Payroll expenses for the six month period ended June 30, 2005 were $197,242 as compared to $233,259 for the comparable period in 2004, a decrease of $36,017 or 15%.

      Interest expense for the six-month period ended June 30, 2005 was $112,539 as compared to $103,879 for the corresponding 2004 period, an increase of $8,860 or 8%. The increase in interest expense is the result of the amortization expense in 2005 of the fair value of warrants issued as incentives to lenders and the amortization of secured convertible debentures in 2005.

      Gain (Loss) From Operations.

      The Company recognized a loss for the six-month period ended June 30, 2005 in the amount of $601,951 or $0.01 per share, as compared with a loss of $1,193,618 or $0.04 per share for the corresponding period ended June 30, 2004. The decrease of $591,667 or $0.03 per share was attributable to the decrease in stock compensation and payroll expenses.

Contractual Obligations and Commercial Commitments

      As of June 30, 2005, the following obligations were outstanding:

                                                 Payments Due Period
Contractual Obligations   Less than 1 year     2-3 years         4-5 years       After 5 years        Total
                            -----------       -----------       -----------       -----------       -----------
Judgments payable           $   204,788       $       .00       $       .00       $       .00       $   204,788
Short Term note payables      1,007,000               .00               .00               .00         1,007,000
Convertible debentures              .00           350,000               .00               .00           350,000
Other current liabilities     1,637,594               .00               .00               .00         1,637,594
                            -----------       -----------       -----------       -----------       -----------
Total contractual cash
obligations                 $ 2,849,382       $   350,000       $       .00       $       .00       $ 3,199,382
                            -----------       -----------       -----------       -----------       -----------

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

Liquidity and Capital Resources

      At June 30, 2005, eTotalSource had $8,859 in cash with which to conduct operations, a decline of $28,990 during the preceeding six months. There can be no assurance that eTotalSource will be able to complete its business plan or fully exploit business opportunities that management may identify. Accordingly, eTotalSource will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. eTotalSource presently has no capital except contingently available through the SEDA described below.

      eTotalSource is unable to carry out any plan of business without funding. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

      eTotalSource does not have capital sufficient to meet its current cash needs. We will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be a sufficient impediment to prevent eTotalSource from accomplishing the goal of successfully executing its business plan. eTotalSource will need to raise additional funds to conduct its business activities over the next 12 months. At the present, our current cash will last approximately a month.

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

      We withdrew the 2004 Registration Statement on April 19, 2005, pursuant to a Form RW that we filed with the SEC on such date. We filed the Form RW because we intended to enter into a new financing arrangement with Cornell that we were negotiating in late-March 2005, and therefore, we did not register the shares of stock underlying the 2004 SEDA.

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

      The amount of each advance is limited to a maximum draw down of $200,000 every seven trading days. At a recent stock price of $0.02, we would have to issue 10,204,081 shares of common stock to Cornell to draw down the maximum advance amount of $200,000. The amount available under the 2005 SEDA is not dependent on the price or volume of our common stock. Our ability to request advances are conditioned upon our registering shares of common stock with the SEC pursuant to the 2005 Registration Statement. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of our outstanding common stock. We do not have any agreements with Cornell regarding the distribution of such stock, although Cornell has indicated that it intends to promptly sell any stock received under the 2005 SEDA.

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the 2005 SEDA, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. Based on our recent stock price of $0.02 and that we registered 200 million shares of our common stock under the 2005 SEDA pursuant to a Registration Statement on Form SB-2 that we filed with the SEC on April 21, 2005 (the "2005 Registration Statement"), we could draw down a maximum gross amount of $3,920,000 under the 2005 SEDA. These 200 million shares would represent approximately 81% of our outstanding common stock upon issuance.

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

      In order for us to utilize the full $10 million available under the 2005 SEDA, it may be necessary for our shareholders to approve an increase in our authorized common stock and for us to register additional shares of common stock. This is currently the case based on our recent stock price of $0.02. eTotalSource is authorized in its Articles of Incorporation to issue up to 300 million shares of common stock. As of June 30, 2005, eTotalSource had 46,710,821 shares of common stock outstanding. eTotalSource registered 200 million shares of common stock to be issued under the 2005 SEDA by filing the 2005 Registration Statement, which as of the date of this Report is being reviewed by the SEC and has not been declared effective.

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

Item 3. Controls and Procedures

a.    Evaluation Of Disclosure Controls And Procedures

      eTotalSource's   Principal  Executive  Officer  and  Principal  Accounting
Officer, after evaluating the effectiveness of eTotalSource's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, eTotalSource's disclosure controls and procedures were adequate and effective to ensure that material information relating to eTotalSource that is required to be disclosed by eTotalSource in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in United States Security and Exchange Commission rules and accumulated and communicated to eTotalSource's management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

      b.    Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of eTotalSource's internal controls during eTotalSource's last fiscal quarter, eTotalSource's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to eTotalSource's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, eTotalSource's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Notes Payable issued to an unrelated Trust in the amount of $40,000 (14% interest) $110,000 (18% interest), and $172,000 (15% interest) are in default.

      Convertible Notes Payable issued to unrelated parties with a total amount of $150,000 at 6% interest are in default.

      Note Payable issued to an unrelated party in the amount of $100,000 at 8% interest is in default.

      Notes Payable issued to an unrelated trust with a total amount of $300,000 at 10% interest are in default.

      Note payable issued to a director in the amount of $10,000 at 9.2% is in default.

      Notes Payable to an unrelated party, due August 1, 2005, in the amount of $100,000 at 10% and $25,000 at 12% are in default.

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

3.1                        Articles of Incorporation                        Incorporated by Reference to the
                                                                            Registration Statement of Form SB-2
                                                                            filed on April 21, 2005 (File Number
                                                                            333-124220).

3.2                        Bylaws                                           Incorporated by Reference to the
                                                                            Registration Statement of Form SB-2
                                                                            filed on April 21, 2005 (File Number
                                                                            333-124220).

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

3.5                        Articles of Amendment to the Articles of         Incorporated by Reference to the
                           Incorporation                                    Registration Statement of Form SB-2
                                                                            filed on April 21, 2005 (File Number
                                                                            333-124220).

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    ---------------------------------------
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

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    ---------------------------------------
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
                           Securities Corporation

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                        DESCRIPTION                                   LOCATION
------------------------   ---------------------------------------------    ---------------------------------------
14.1                       Code of Ethics                                   Incorporated by reference to the
                                                                            pending Registration Statement on Form
                                                                            SB-2 dated November 24, 2004 (File no.
                                                                            333-120786)

31.1                       Section 302 Certification of Terry L. Eilers     Provided Herewith

31.2                       Section 302 Certification of Virgil D. Baker     Provided Herewith

32.1                       Section 906 Certification of Terry L. Eilers     Provided Herewith

32.2                       Section 906 Certification of Virgil D. Baker     Provided Herewith

      b.    Reports on Form 8-K:

            None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eTOTALSOURCE, INC.

August 12, 2005                        By: /s/ Terry L. Eilers
                                           -------------------------------------
                                           Terry L. Eilers, President, Principal
                                           Executive Officer, and Director

August 12, 2005                        By: /s/ Virgil D. Baker
                                           -------------------------------------
                                           Virgil D. Baker, CFO, Principal
                                           Accounting and Financial Officer, and
                                           Director