Form 10QSB
period 2005-09-30
ETOTALSOURCE INC
filed 2005-11-21
CIK 822998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED:

                For the Quarterly Period Ended September 30, 2005

                         ------------------------------

                          Commission File No. 33-49797
                         ------------------------------

                               eTOTALSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                   84-1066959
------------------------------           ------------------------------------
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

                                 Yes |X|                              No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes  |_|                            No |X|

      As of September 30, 2005, the issuer had 46,710,821 shares of common stock, no par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_|  No |X|
                               eTOTALSOURCE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

PART I. - FINANCIAL INFORMATION
     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................................................3
      Balance Sheets - September 30, 2005 and December 31, 2004............................................4
      Statements of Operations - Three and Nine Months Ended September 30, 2005 and 2004...................5
      Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004.............................6
      Notes to Financial Statements........................................................................7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................9
     ITEM 3.  CONTROLS AND PROCEDURES.....................................................................23

PART II. - OTHER INFORMATION
     ITEM 1.  LEGAL PROCEEDINGS...........................................................................24
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................24
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................24
     ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..........................................24
     ITEM 5.  OTHER INFORMATION...........................................................................24
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................25

SIGNATURE PAGE............................................................................................27

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               eTOTALSOURCE, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
                            As of September 30, 2005

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                     PAGE
                                                                                                     ----

CONDENSED  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004                  4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER          5
30, 2005 AND 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005           6
AND 2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005                          7

                                eTotalSource, Inc.
                       Condensed Consolidated Balance Sheets

ASSETS                                                                             September 30, 2005         December 31, 2004
                                                                                 ----------------------    ----------------------
Current Assets
Cash                                                                                        $   12,661                $   37,849
Other                                                                                            1,242                     1,296
                                                                                 ----------------------    ----------------------

Total Current Assets                                                                            13,903                    39,145
                                                                                 ----------------------    ----------------------

Property and Equipment
Furniture and equipment                                                                         86,450                    88,122
   Less accumulated depreciation                                                              (64,809)                  (56,786)
                                                                                 ----------------------   ----------------------

                                                                                                21,641                    31,336
                                                                                 ----------------------    ----------------------

Other Assets
Patent applications and trademarks, less $18,456 and $15,431 accumulated
amortization, respectively                                                                      21,882                    24,907
Deposits                                                                                           721                     1,162
                                                                                 ----------------------    ----------------------

                                                                                                22,603                    26,069
                                                                                 ----------------------    ----------------------

Total Assets                                                                                $   58,147                $   96,550
                                                                                 ======================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities

Convertible notes payable less $89,856 discount                                             $  260,143               $   417,569
Other notes payable                                                                            757,000                   632,000
Judgments payable                                                                              204,788                   204,788
Accounts payable                                                                               370,269                   183,461
Accrued compensation payable                                                                 1,081,983                   845,880
Accrued interest payable                                                                       263,692                   185,475
Deferred revenue                                                                                33,750                    67,500
                                                                                 ----------------------    ----------------------
Total Current Liabilities                                                                    2,971,625                 2,536,673

Convertible Notes Payable, less current maturities and $170,526 discount                       179,474                   117,900
                                                                                 ----------------------    ----------------------

Total Liabilities                                                                            3,151,099                 2,654,573
                                                                                 ----------------------    ----------------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
  46,710,821 shares issued and outstanding                                                   6,121,817                 5,784,300

Accumulated (deficit)                                                                      (9,214,769)               (8,342,323)
                                                                                 ----------------------    ----------------------

Total Stockholders' Equity (Deficit)                                                       (3,092,952)               (2,558,023)
                                                                                 ----------------------    ----------------------

Total Liabilities and Stockholders' Equity (Deficit)                                        $   58,147                $   96,550
                                                                                 ======================    ======================

                            See accompanying notes.

                               eTotalSource, Inc.
                 Condensed Consolidated Statements of Operations

                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                              -----------------------------------   --------------------------------
                                                    2005              2004              2005              2004
                                                ------------      ------------      ------------      ------------

Revenues                                        $     12,852      $     70,598      $     41,836      $    185,865

General and Administrative Expenses                  207,584           598,309           727,254         1,803,447
                                                ------------      ------------      ------------      ------------

Operating Income (Loss)                             (194,732)         (527,711)         (685,418)       (1,617,582)

Other Income (Expense)
Gain (loss) on sale or retirement of assets             (178)               --              (245)               47

Interest expense                                     (75,585)          (36,313)         (188,125)         (140,193)

Other income (expense), net                               --              (295)            1,342              (209)
                                                ------------      ------------      ------------      ------------
Total Other Income (Expense)                         (75,763)          (36,608)         (187,028)
                                                                                                          (140,355)
                                                ------------      ------------      ------------      ------------

Net (Loss)                                      $   (270,495)     $   (564,319)     $   (872,446)     $ (1,757,937)
                                                ============      ============      ============      ============

Basic and Diluted (Loss) per Share              $      (0.01)     $      (0.02)     $      (0.02)     $      (0.05)
                                                ============      ============      ============      ============

Weighted Average Common Shares Outstanding        46,710,821        35,800,117        46,710,821        36,197,851
                                                ============      ============      ============      ============



                             See accompanying notes.

                           eTotalSource, Inc.
             Condensed Consolidated Statements of Cash Flows

                                                                                    Nine months Ended September 30,
                                                                              --------------------------------------------
                                                                                     2005                    2004
                                                                              --------------------    --------------------
Cash Flows From (Used in) Operating Activities:
Net (loss)                                                                            $ (872,446)           $ (1,757,937)

Depreciation and amortization                                                              82,071                  16,419
Gain (loss) on sale or retirement of assets                                                   245                   1,435

Stock issued for services and in lieu of interest                                               -               1,033,700

Stock options and warrant expense                                                          72,068                  79,668
Changes in assets and liabilities:

Decrease (increase) in accounts receivable                                                      -                 (2,108)
Decrease (increase) in other current assets                                                    54                 (1,323)
Decrease (increase) in deposits                                                               441                     196
Increase (decrease) in payables, credit cards and accrued liabilities                     501,129                 361,659

Increase (decrease) in deferred revenue                                                  (33,750)                (33,750)
                                                                              --------------------    --------------------

Net Cash (Used in) Operating Activities                                                 (250,188)               (302,041)
                                                                              --------------------    --------------------

Cash Flows From (Used in) Investing Activities:

Purchase of equipment                                                                           -                 (9,077)
                                                                              --------------------    --------------------

Net Cash (Used in) Investing Activities                                                         -                 (9,077)
                                                                              --------------------    --------------------

Cash Flows From (Used in) Financing Activities:
Proceeds from issuance of convertible debenture                                           100,000                       -
Proceeds from issuance of notes payable                                                   125,000                       -
                                                                              --------------------    --------------------

Net Cash From Financing Activities                                                        225,000                       -
                                                                              --------------------    --------------------

Increase (decrease) in Cash and Cash Equivalents                                         (25,188)               (311,118)

Cash and Cash Equivalents - Beginning of Period                                            37,849                 313,082
                                                                              --------------------    --------------------

Cash and Cash Equivalents - End of Period                                              $   12,661               $   1,964

                                                                              ====================    ====================

                            See accompanying notes.

                               eTOTALSOURCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2005. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by the Company on March 25, 2005.

Certain reclassifications have been made to prior year expenses to conform to the current year presentation and have no effect on the reported net loss for either period.

Note B - Going Concern Contingency

As reported in the December 31, 2004 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. These conditions are substantially unchanged through the third quarter of 2005. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The debentures are reported net of a $170,526 unamortized discount related to a beneficial conversion feature. This discount represents the quoted market price of the Company's common stock on April 20, 2005 in excess of Cornell's conversion rate. The discount is being amortized over the revised term of the debentures.

On August 24, 2005, the Company issued to Cornell a secured convertible debenture in the principal amount of $100,000. Any part of the principal amount of the Secured Convertible Debenture, plus accrued interest thereon, is convertible at any time up to maturity, at Cornell's option, into shares of the Company's common stock at a conversion price equal to $0.02. The Secured Convertible Debenture is secured by substantially all of the Company's assets, has a one-year term and accrues interest at 12% per annum. In the event the Secured Convertible Debenture is redeemed, then eTotalSource will issue to Cornell a warrant to purchase 5,000,000 shares at an exercise price of $0.02 or as subsequently adjusted under the terms of the warrant.

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

On June 27, 2005, the Company borrowed $25,000 from Cornell and issued it a note payable with interest accruing at 10%. The note and accrued interest is due on the earlier of (i) the effective date a proposed Registration Statement on Form SB-2 is filed with the SEC or (ii) August 1, 2005 (currently in default).

Note E - Subsequent Events

eTotalSource sought to register 244,590,000 shares of common stock underlying the 2005 SEDA pursuant to a Registration Statement on Form SB-2 that eTotalSource filed with the SEC on April 21, 2005 (the "2005 Registration Statement"). We withdrew the 2005 Registration Statement on October 21, 2005. The reason for the withdrawal of the 2004 Registration Statement was based on us entering into a new financing arrangement with Cornell that we were negotiating in late-March 2005, and therefore, we did not register the shares of stock underlying the 2004 SEDA.


      On  November 2, 2005,  the  Company  entered  into a  Securities  Purchase
Agreement with Cornell, pursuant to which we issued to Cornell secured convertible debentures in the principal amount of $1,000,000 (the "November 2005 Debenture"). Of this amount, $175,000 was previously funded on October 7, 2004, $175,000 was previously funded on December 2, 2004, $100,000 was previously funded on August 19, 2005, and $530,130 was funded on November 4, 2005. The November 2005 Debenture was issued to consolidate these prior debentures plus accrued and unpaid interest thereon as of November 2, 2005, which amounted to $17,404 the October 2004 Debenture and the December 2004 Debenture and to $2,465.75 for the August 2005 Debenture, and to reflect additional funding to the Company in the amount of $530,130.

      The November 2005 Debenture is secured by substantially all of the Company's assets, has a three-year term and accrues interest at 12% per annum. Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debenture, plus accrued interest thereon, into shares of the Company's common stock, at a price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P., on the date hereof or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the November 2005 Debenture.

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

      Employees

      As of September 30, 2005, we had three full-time employees, all of which were executive personnel. No employees are presently represented by any labor unions. We believe our relations with our employees to be good, however additional employees will need to be recruited to meet our growth projections. eTotalSource has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full-or part-time employees of an unknown number in the next 12 months if its business expands.

Going Concern

      There is substantial doubt about the ability of eTotalSource to continue as a going concern as disclosed in the notes to the December 31, 2004 financial statements filed by eTotalSource on Form 10-KSB on March 25, 2005. Those conditions continued through the third quarter of 2005 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of September 30, 2005, current liabilities exceed current assets by approximately $2.96 million.

      Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Risk Factors

eTotalSource Lost Money For The Years Ended December 31, 2004 and 2003, The Nine months Ended September 30, 2005, And Losses May Continue In The Future

      For the 12 months ended December 31, 2004 and 2003, we incurred a net loss of $2,372,675 and $1,966,575, respectively. For the nine months ended September 30, 2005, we incurred a net loss of $872,446. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to rely on the funds in connection with the Convertible Debentures, as described in detail below under the section of this Report entitled "Liquidity & Capital Resources." If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

We Have Negative Working Capital Which May Affect our Ability to Continue As A Going Concern

      We had negative working capital of $2,497,528 and $2,385,502 at December 31, 2004 and December 31, 2003, respectively, negative working capital of $2,957,722 for the nine months ended September 30, 2005, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of September 30, 2005, we had $12,661 of cash on hand, total current assets were $13,903, and our total current liabilities were $2,971,625. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders' Shares

      We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of September 30, 2005, we have issued an aggregate of 11,731,908 shares of common stock to finance our operations. We will issue up to an additional 33,534,700 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders' investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to curtail or cease our operations.

All Of Our Assets Are Securing Our Obligations To Cornell

      Pursuant to the terms contained in that certain Amended and Restated Security Agreement dated November 2, 2005, by and between eTotalSource and Cornell, all of our obligations under the Securities Purchase Agreement, the Secured Convertible Debenture, the Investor Registration Rights Agreement, the Irrevocable Transfer Agent Instructions, and the Escrow Agreement are secured by substantially all of our assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      Our common stock is currently traded on the Over-the-Counter Bulletin Board and Pink Sheets. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately January 3, 2005 through September 30, 2005 was 57,682 shares. The high and low trading price of our common stock during the same period has been $0.0525 and $0.015, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

      Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. eTotalSource's management is aware of the abuses that have occurred historically in the penny stock market. Although eTotalSource does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to eTotalSource's securities.

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

Results of Operations

      Results of Operations For The Three-Month Period Ended September 30, 2005 Compared To The Same Period Ended September 30, 2004

      Revenues.

      Revenues for the three-months ended September 30, 2005 were $12,852 versus $70,598 for the corresponding 2004 period, a decrease of $57,746 or 82%. The decrease was attributable to fewer sales of the compact disk training products and decreased sales of software.

      Expenses.

      Operating expenses for the three-month period ended September 30, 2005 were $207,584 as compared with $598,309 for the comparable period in 2004, a decrease of $390,725 or 65%. The decrease was primarily due to a decrease in stock compensation and payroll expenses. Payroll expenses for the three-month period ended September 30, 2005 were $79,081 as compared to $108,862 for the comparable period in 2004, a decrease of $29,781 or 27%.

      Interest expense for the three-month period ended September 30, 2005 was $75,585 as compared with $36,313 for the corresponding 2004 period, an increase of $39,272 or 108%. The increase in interest expense is the result of the amortization expense in 2005 of the fair value of warrants issued as incentives to lenders of a secured convertible debenture in 2005.

      Gain (Loss) From Operations.

      The Company recognized a net loss for the three-month period ended September 30, 2005 in the amount of $270,495 or $0.01 per share, as compared with a loss of $564,319, $0.02 per share for the corresponding period ended September 30, 2004. The decrease of $293,824 or $0.01 per share was attributable to the decrease in stock issued as compensation and in lieu of interest.

      Results of Operations For The Nine-Month Period Ended September 30, 2005 Compared To The Same Period Ended September 30, 2004

      Revenues.

      Revenues for the nine-month period ended September 30, 2005 were $41,836 versus $185,865 for the corresponding 2004 period, a decrease of $144,029 or 77%. The decrease was attributable to fewer sales of eTotalSource's CD training products and decreased sales of software.

      Expenses.

      Operating expenses for the nine-month period ended September 30, 2005 were $727,254 as compared to $1,803,447 for the comparable 2004 period, a decrease of $1,076,193 or 60%. The decrease was primarily due to a decrease in stock compensation and payroll expenses. Payroll expenses for the nine-month period ended September 30, 2005 were $276,323 as compared to $327,698 for the comparable period in 2004, a decrease of $51,375 or 16%.

      Interest expense for the nine-month period ended September 30, 2005 was $188,125 as compared to $140,193 for the corresponding 2004 period, an increase of $47,932 or 34%. The increase in interest expense is the result of the amortization expense in 2005 of the fair value of warrants issued as incentives to lenders of a secured convertible debenture in 2005.

         Gain (Loss) From Operations.

      The Company recognized a net loss for the nine-month period ended September 30, 2005 in the amount of $872,446 or $0.02 per share, as compared with a loss of $1,757,937 or $0.05 per share for the corresponding period ended September 30, 2004. The decrease of $885,491 or $0.03 per share was attributable to the decrease in stock compensation and payroll expenses.

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

Liquidity and Capital Resources

      At September 30, 2005, eTotalSource had $12,661 in cash with which to conduct operations, a decline of $25,188 during the preceding nine months. There can be no assurance that eTotalSource will be able to complete its business plan or fully exploit business opportunities that management may identify. Accordingly, eTotalSource will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. eTotalSource presently has no capital except contingently available through the Convertible Debentures described below.

      eTotalSource is unable to carry out any plan of business without funding. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

      eTotalSource does not have capital sufficient to meet its current cash needs. We will have to seek loans or equity placements to cover such cash needs. Lack of existing capital may be a sufficient impediment to prevent eTotalSource from accomplishing the goal of successfully executing its business plan. eTotalSource will need to raise approximately $2 million in additional funds to conduct its business activities over the next 12 months. At the present, our current cash will last approximately a month.

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

      The SEDAs
      ---------

      The 2004 SEDA

      On  October  6,  2004,  we  entered  into a  Standby  Equity  Distribution
Agreement (the "2004 SEDA") with Cornell Capital Partners, LP ("Cornell"). Pursuant to the 2004 SEDA, we were able to periodically sell to Cornell, at our discretion, shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2004 SEDA, Cornell was obligated to pay us 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five consecutive trading days immediately following the advance notice date. Under the 2004 SEDA, we could periodically have sold shares of common stock to Cornell, known as an advance, to raise capital to fund our working capital needs. We could have requested an advance every seven trading days with a maximum of $200,000 per advance. A closing could have been held five trading days after such written notice at which time we were obligated to deliver shares of common stock and Cornell will pay the advance amount. Cornell was entitled to retain a fee of 5% of each advance under the 2004 SEDA. In connection with the 2004 SEDA, on October 6, 2004, we paid Cornell a one-time commitment fee in the form of 3,833,334 shares of our common stock.

      In connection with the 2004 SEDA, we engaged Newbridge Securities Corporation ("Newbridge"), a registered broker-dealer, to advise us in connection with the 2004 SEDA. For its services, Newbridge received a fee of $10,000 paid in 166,666 shares of our common stock on October 6, 2004.

      eTotalSource sought to register 15,000,000 shares of common stock underlying the 2004 SEDA pursuant to a Registration Statement on Form SB-2 that eTotalSource filed with the SEC on November 24, 2004 (the "2004 Registration
Statement"). We could have requested advances under the 2004 SEDA once the underlying shares of stock became registered with the SEC pursuant to the 2004 Registration Statement. Thereafter, we could have continued to request advances until Cornell advanced $10 million or 24 months after the effective date of the Registration Statement, whichever occurred first. We withdrew the 2004 Registration Statement on April 19, 2005. The reason for the withdrawal of the 2004 Registration Statement was based on us entering into a new financing arrangement with Cornell that we were negotiating in late-March 2005, and therefore, we did not register the shares of stock underlying the 2004 SEDA. On November 2, 2005, we entered into a Termination Agreement with Cornell whereby we terminated the 2004 SEDA, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement.

      The 2005 SEDA

      On April 20, 2005, we entered into a new SEDA with Cornell (the "2005 SEDA"). Pursuant to the 2005 SEDA, we were able to periodically sell to Cornell, at our discretion, shares of our common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the 2005 SEDA, Cornell would pay eTotalSource 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Under the 2004 SEDA, we could periodically have sold shares of common stock to Cornell, known as an advance, to raise capital to fund our working capital needs. We were able to request an advance every seven trading days with a maximum of $200,000 per advance. Cornell was entitled to retain a fee of 5% of each advance under the 2005 SEDA.

      We may have requested advances under the 2005 SEDA once the underlying shares were registered with the SEC pursuant to the 2005 Registration Statement described below. Thereafter, we may have continued to request advances until Cornell had advanced $10 million or 24 months after the effective date of the accompanying registration statement, whichever occurred first.

      The amount of each advance was limited to a maximum draw down of $200,000 every seven trading days. At a recent stock price of $0.02, we would have had to issue 10,204,081 shares of common stock to Cornell to draw down the maximum advance amount of $200,000. The amount available under the 2005 SEDA was not dependent on the price or volume of our common stock. Our ability to request advances was conditioned upon our registering shares of common stock with the SEC pursuant to the 2005 Registration Statement. In addition, we may not have requested advances if the shares to be issued in connection with such advances would have resulted in Cornell owning more than 9.9% of our outstanding common stock. We did not have any agreements with Cornell regarding the distribution of such stock, although Cornell indicated that it intended to promptly sell any stock received under the 2005 SEDA.

      We could not have predicted the actual number of shares of common stock that were to be issued pursuant to the 2005 SEDA, in part, because the purchase price of the shares would have fluctuated based on prevailing market conditions and we had not determined the total amount of advances we intended to draw. Nonetheless, we estimated the number of shares of our common stock that were to be issued using certain assumptions. Based on our recent stock price of $0.02 and that we registered 200 million shares of our common stock under the 2005 SEDA pursuant to a Registration Statement on Form SB-2 that we filed with the SEC on April 21, 2005 (the "2005 Registration Statement"), we could have drawn down a maximum gross amount of $3,920,000 under the 2005 SEDA. These 200 million shares would have represented approximately 81% of our outstanding common stock upon issuance.

      There was an inverse relationship between our stock price and the number of shares to be issued under the 2005 SEDA. That is, as our stock price declined, we would be required to issue a greater number of shares under the 2005 SEDA for a given advance. The issuance of a larger number of shares under the 2005 SEDA may have resulted in a change of control. That was, if all or a significant block of such shares were held by one or more shareholders working together, then such shareholder or shareholders would have had enough shares to assume control of eTotalSource by electing its or their own directors.

      In order for us to have utilized the full $10 million available under the 2005 SEDA, it may have been necessary for our shareholders to approve an increase in our authorized common stock and for us to have registered additional shares of common stock. That was the case based on our recent stock price of $0.02. eTotalSource was authorized in its Articles of Incorporation to issue up to 300 million shares of common stock. As of September 30, 2005, eTotalSource had 46,710,821 shares of common stock outstanding. eTotalSource registered 200 million shares of common stock to be issued under the 2005 SEDA by filing the 2005 Registration Statement, which as of the date of this Report was being reviewed by the SEC and had not been declared effective.

      In the event we desired to draw down any available amounts remaining under the 2005 SEDA after we had issued the 200 million shares being registered in the 2005 Registration Statement (and assuming we had obtained shareholder approval to increase our authorized common stock), we would have had to file a new registration statement to cover such additional shares which we would have issued for additional draw downs under the 2005 SEDA.

      We did not pay any commitment fees to Cornell, nor any placement agent fees to Newbridge, in connection with the 2005 SEDA. The costs associated with the 2005 Registration Statement, estimated to be approximately $85,000 (consisting primarily of professional fees), were borne by us. There was no other significant closing conditions to draws under the 2005 SEDA.

      eTotalSource sought to register 244,590,000 shares of common stock underlying the 2005 SEDA pursuant to a Registration Statement on Form SB-2 that eTotalSource filed with the SEC on April 21, 2005 (the "2005 Registration Statement"). We withdrew the 2005 Registration Statement on October 21, 2005. The reason for the withdrawal of the 2004 Registration Statement was based on us entering into a new financing arrangement with Cornell that we were negotiating in late-March 2005, and therefore, we did not register the shares of stock underlying the 2004 SEDA.

      CONVERTIBLE DEBENTURES

      On August 19, 2005, we entered into a Securities Purchase Agreement with Cornell, pursuant to which we issued to Cornell convertible- debentures in the principal amount of $100,000 (the "August 2005 Debenture"). The debentures had a 12-month term, accrue annual interest at 12%, were secured by substantially all of our assets, and were convertible at the holder's option at a conversion price equal to $0.02, or as adjusted pursuant to the terms of the 2005 August Debenture. In connection with the 2005 August Debenture, we issued to Cornell a warrant for 5,000,000 shares of our common stock, at an exercise price equal to $0.02 or as adjusted under the terms of the warrant.

      On November 2, 2005, we entered into a Termination Agreement with Cornell, whereby we terminated the Securities Purchase Agreement, the related Investor Registration Rights Agreement, Escrow Agreement, Security Agreement, and Irrevocable Transfer Agent Instructions, all dated as of August 19, 2005, the August 2005 Debenture and an Amended and Restated Escrow Agreement dated September 1, 2005, were terminated.

      On  November 2, 2005,  the  Company  entered  into a  Securities  Purchase
Agreement with Cornell, pursuant to which we issued to Cornell secured convertible debentures in the principal amount of $1,000,000 (the "November 2005 Debenture"). Of this amount, $175,000 was previously funded on October 7, 2004, $175,000 was previously funded on December 2, 2004, $100,000 was previously funded on August 19, 2005, and $530,130 was funded on November 4, 2005. The November 2005 Debenture was issued to consolidate these prior debentures plus accrued and unpaid interest thereon as of November 2, 2005, which amounted to $17,404 for the October 2004 Debenture and the December 2004 Debenture and to $2,465.75 for the August 2005 Debenture, and to reflect additional funding to the Company in the amount of $530,130.

      The November 2005 Debenture is secured by substantially all of the Company's assets, has a three-year term and accrues interest at 12% per annum. Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debenture, plus accrued interest thereon, into shares of the Company's common stock, at a price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P., on the date hereof or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the November 2005 Debenture.

      In the event the November 2005 Debenture is redeemed, then we will issue to Cornell a warrant to purchase 2,000,000 shares at an exercise price of $0.001 or as subsequently adjusted under the terms of the warrant.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

ITEM 6. EXHIBITS

      a.    Exhibits pursuant to Regulation S-K:

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                   DESCRIPTION                                   LOCATION
-----------------------------------------------------------------------------------------------------------------
99.1                       Securities Purchase Agreement, dated November    Incorporated by reference to the
                           2, 2005 by and between eTotalSource, Inc. and    Current Report on Form 8-K dated
                           Cornell Capital Partners, L.P.                   November 8, 2005 (File No. 000-49797)

99.2                       Investor Registration Rights Agreement, dated    Incorporated by reference to the
                           October 6, 2004, by and between eTotalSource,    Current Report on Form 8-K dated
                           Inc. and Cornell Capital Partners, L.P.          November 8, 2005 (File No. 000-49797)

99.3                       Secured Convertible Debenture                    Incorporated by reference to the
                                                                            Current Report on Form 8-K dated
                                                                            November 8, 2005 (File No. 000-49797)

99.4                       Amended and Restated Security Agreement, dated   Incorporated by reference to the
                           November 2, 2005, by and between eTotalSource,   Current Report on Form 8-K dated
                           Inc. and Cornell Capital Partners, L.P.          November 8, 2005 (File No. 000-49797)

99.5                       Warrant issued to Cornell Capital Partners,      Incorporated by reference to the
                           L.P.                                             Current Report on Form 8-K dated
                                                                            November 8, 2005 (File No. 000-49797)

99.6                       Escrow Agreement (SEDA), dated November 2,       Incorporated by reference to the
                           2005, by and among eTotalSource, Inc., Cornell   Current Report on Form 8-K dated
                           Capital Partners, L.P., and David Gonzalez,      November 8, 2005 (File No. 000-49797)
                           Esq.

99.7                       Irrevocable Transfer Agent Instructions, by      Incorporated by reference to the
                           and among eTotalSource, Inc., Cornell Capital    Current Report on Form 8-K dated
                           Partners, L.P., and Executive Registrar &        November 8, 2005 (File No. 000-49797)
                           Transfer, Inc.

 DESIGNATION OF EXHIBIT
AS SET FORTH IN ITEM 601
    OF REGULATION S-B                   DESCRIPTION                                   LOCATION
-----------------------------------------------------------------------------------------------------------------
99.8                       Termination Agreement, dated November 2, 2005,   Incorporated by reference to the
                           by and among eTotalSource, Inc., and Cornell     Current Report on Form 8-K dated
                           Capital Partners, L.P.                           November 8, 2005 (File No. 000-49797)

31.1                       Section 302 Certification of Terry L. Eilers     Provided Herewith

31.2                       Section 302 Certification of Virgil D. Baker     Provided Herewith

32.1                       Section 906 Certification of Terry L. Eilers     Provided Herewith

32.2                       Section 906 Certification of Virgil D. Baker     Provided Herewith

-----------------------------------------------------------------------------------------------------------------

      b.    Reports on Form 8-K:

      On September 2, 2005, we filed a Current Report on Form 8-K disclosing the entry into a Securities Purchase Agreement, dated August 24, 2005, pursuant to which we issued to Cornell secured convertible debentures in the principal amount of $100,000.

      On November 4, 2005, we filed a Current Report on Form 8-K disclosing the entry into a Securities Purchase Agreement, dated November 2, 2005, pursuant to which we issued to Cornell secured convertible debentures in the principal amount of $1,000,000, and the termination of the Securities Purchase Agreement and related documents, dated August 24, 2005, and the Securities Purchase Agreement and related documents, dated October 4, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            eTOTALSOURCE, INC.

November 21, 2005           By: /s/ Terry L. Eilers
                               -------------------------
                                Terry L. Eilers, President, Principal Executive Officer, and Director

November 21, 2005           By: /s/ Virgil D. Baker
                               -------------------------
                                Virgil D. Baker, Chief Financial Officer,
                                Principal Accounting and Financial Officer, and Director