Form 10KSB
period 2005-12-31
ETOTALSOURCE INC
filed 2006-03-28
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-KSB

(mark one)

☑	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934. For the fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

Commission File No. 33-49797

ETOTALSOURCE, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1066959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1510 Poole Boulevard, Yuba City, CA	95993
(Address of Principal Executive Offices)	(Zip Code)

(530) 751-9615
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock	Name of each exchange on which registered
No par value	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for fiscal year ended December 31, 2005: $54,715

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of December 31, 2005.

Number of authorized outstanding shares of the registrant’s common stock, no par value, as of 12/31/05: 46,710,821.

Transitional Small Business Disclosure Format: No.

ETOTALSOURCE, INC.
FISCAL YEAR 2005 FORM 10-KSB

Exhibit 31.1 Section 302 Certification by Chief Executive Officer
Exhibit 31.2 Section 302 Certification by Chief Financial Officer
Exhibit 32.1  Section 906 Certification by Chief Executive Officer
Exhibit 32.2  Section 906 Certification by Chief Financial Officer

Consolidated Financial Statements

i

PART I

Item 1. Description Of Business.

The Company or “ETLS” was incorporated in Colorado on September 16, 1987 as Premium Enterprises, Inc. (“Premium”) On December 20, 2002, Premium entered into a Plan and Agreement of Reorganization with eTotalSource, Inc., a California corporation (“eTotalSource”) and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles to change the name of Premium Enterprises, Inc. to eTotalSource, Inc.

History.

For a period of time in 1988-1994, Premium operated three fast lube locations, at various times in Arizona and Colorado as “Grease Monkey” franchises. The locations were unprofitable, two were sold, and the last franchise closed in 1994.

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

Business.

The sole business of the Company is that of eTotalSource.

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

eTotalSource was founded in February 2000 with the express goal of designing a better interface for information and education multimedia delivery. Approximately one year after inception, the beta Presenta ProTM platform was completed. Presenta ProTM features back-end development of multi-panel time synchronized presentations and course work, as well as testing, feedback and performance monitoring. Clients are utilizing Presenta ProTM as a platform for distance learning and computer-based training. Presenta ProTM is delivered via the Internet, intranet, or CD/DVD ROM. Presenta ProTM simplifies the production and delivery of multimedia presentations and content while at the same time improving the quality and effectiveness of the presentations. Presenta ProTM is designed with cost saving features and it offers post-production opportunities.

Presenta ProTM features include:

•	Multi-panel time synchronized presentation;
•	Quick content and program development;
•	Rich video and content experience;
•	Still images;
•	Graphics;
•	Flash;
•	Links to Website;

•	Live Cams;
•	Test and quizzes to tract performance;
•	Users progress can be tracked;
•	Diagrams;
•	Simple server requirements;
•	Reduces training and learning curve time; and
•	Easy to implement and use.

Business Model.

STRATEGY: The Company employs a dual strategy to meet market demands and opportunities that includes both software licensing and publishing.

SOFTWARE LICENSING: The Company is licensing Presenta ProTM software via distribution partners and an internal sales and marketing team. The marketing team will be directing its sales effort in targeting the education, corporate and government markets. The cost of the product ranges from $5,500 to $15,000, and the Company is aggressively positioning the software package for a volume intensive market. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The Company believes that its aggressive pricing policy appeals to governments, schools and corporate clients.

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

ETLS shares in the revenue derived from program sales. The Company carefully chooses its content, identifying unique subjects and niches offering more probable sales. The Company believes that these topics/markets are generally underserved and in need of the program packages that are produced by ETLS. Examples of finished products currently being marketed include:

•	Anger Management Facilitator Training and Certification;
•	Domestic Violence Facilitator Training and Certification;
•	School Maintenance, Cleaning Training and Certification;
•	Emergency Disaster Preparedness - Terrorist Awareness; and
•	Mandated School Internet Acceptable Use Policy.

Management believes that the production, postproduction and publishing also create an avenue for added revenues and potential profits. For example, if the U.S. Department of Defense provides for their employees over 100,000 finished packages of one topic area, produced and distributed by ETLS, then the Company estimates that the resulting gross profit margin for ETLS would be over 84%.

Intellectual Property Differentiation.

ETLS currently has five patents pending:

•	Multiple screen operating environment, framework and tools for transacting e-commerce;

•	System and method for pre-loading still imagery data in an interactive multimedia presentation, which provides an image pre-loading system that maximizes available network bandwidth;

•	System and method for dynamically managing web content using a browser independent framework, which provides an interactive system for enabling dynamic updating of web content to “live” websites;

•
System and method for providing an interactive multimedia presentation environment with low bandwidth capable sessions, which provides an integrated presentation environment consisting of multi-screen clinic logically defined within a browser application; and

•
Presenta Pro™ production and delivery system, which provides a multi-screen environment for presenting multimedia presentations with video, images, flash images and text all integrating with the video.

ETLS’ technological differentiation is based on high quality and low cost software. We believe that Presenta ProTM is easier to use and considerably more flexible than eTotalSource’s closest competitor. We believe that Presenta ProTM is priced to be affordable, cost-effective, and training-efficient. Presenta Pro’sTM ease of implementation and quality it a viable choice for authoring software and distance learning tools.

Technology.

The Presenta ProTM, production and delivery system is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, compact disk (“CD”) or digital video disk (“DVD”). The Presenta ProTM system has been created using the Delphi development system. The server portion of Presenta ProTM is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language (“XML”). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via Transmission Control Protocol/Internet Protocol (“TCP/IP”). The end-user client can be run on any Windows based personal computer and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand alone website. We believe that ETLS’ technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.

eTotalSource has no plans for any research and development in the next 12 months.

Employees.

As of December 31, 2005, we had three full-time employees, all of which were executive personnel. No employees are presently represented by any labor unions. We believe our relations with our employees to be good, however additional employees will need to be recruited to meet our growth projections. ETLS has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full-or part-time employees of an unknown number in the next 12 months if its business expands.

Risk Factors Related to the Company’s Business.

ETLS Lost Money For The Year Ended December 31, 2005 And Losses May Continue In The Future

For the 12 months ended December 31, 2005 and 2004, we incurred a net loss of $1,284,661 and $2,372,675, respectively. For the year ended December 31, 2003, we incurred a net loss of $1,966,575. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to raise additional debt and/or equity capital from third party sources, but no such negotiations are currently taking place. If we incur any problems in raising such additional capital, we will experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Insufficient Revenues To Cover Our Operating Costs, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

Our independent auditors added a going concern qualification to their report issued in connection with their audit of our December 31, 2005, December 31, 2004, December 31, 2003 and 2002 financial statements. The auditors noted in their report that ETLS incurred significant recurring losses, and as of December 31, 2005 had a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the auditors noted that ETLS required significant additional financing to satisfy outstanding obligations and continue operations, and the auditors opined that unless ETLS obtained suitable significant additional financing, there is substantial doubt about ETLS' ability to continue as a going concern.

The accompanying financial statements have been presented assuming that ETLS will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of December 31, 2005 had a net working capital deficit of approximately $2,723,000, a stockholders’ deficit of $3,400,078, notes payable totaling $707,000 were in default with related accrued interest in arrears of $97,740 and legal judgments against the Company of $204,788 had been adjudicated.

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

We Have Negative Working Capital

We had negative working capital of approximately $2,723,000 and $2,498,000 at December 31, 2005 and December 31, 2004, respectively, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of December 31, 2005, we had $118,958 of cash on hand and total current assets were $120,181, and our total current liabilities were $2,843,242. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders’ Shares

We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of December 31, 2005, we have issued a total of 46,710,821 shares of common stock, of which an aggregate of 11,731,908 shares were issued in exchange for cash to finance our operations and the remainder were issued in exchange for services rendered to ETLS. We will issue up to an additional 234,088,500 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders’ investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we will be forced to curtail or cease our operations.

All Of Our Assets Are Securing Our Obligations To Cornell Capital Partners

Pursuant to the terms contained in that certain Amended and Restated Security Agreement, dated November 2, 2005, by and between ETLS and Cornell Capital Partners, LP (“Cornell”), all of our obligations under said Agreement, the November 2005 Debentures described in other parts of this Report, the related Investor Registration Rights Agreement, the related Irrevocable Transfer Agent Instructions, and the related Escrow Agreement are secured by substantially all of our assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is currently traded on the Over-the-Counter Bulletin Board and Pink Sheets. Historically, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock for the 52-week period commencing on March 14, 2005 and ending on March 10, 2006 was 105,324 shares. The high and low trading price of our common stock for that same 52-week period was $0.052 and $0.006, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. Penny stocks are stock:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stock must still have a price of not less than $5.00 per share); or

•
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

Shareholders should be aware that, according to United States Securities and Exchange Commission (the “SEC” or the “Commission”), the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. ETLS' management is aware of the abuses that have occurred historically in the penny stock market. Although ETLS does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to ETLS' securities.

Existing Shareholders Will Experience Significant Dilution From The Conversion Of The November 2005 Debentures

Cornell may convert the November 2005 Debentures into shares of ETLS’ common stock, at a conversion price which is at a 20% discount to the market price. The subsequent sale of such shares by Cornell could cause significant downward pressure on the price of ETLS’ common stock. This is especially the case if the shares being placed into the market exceed the market’s demand for the shares of ETLS’ common stock. As the stock price of ETLS’ common stock declines, Cornell will be entitled to receive an increasing number of shares under the convertible debentures. The sale of such increasing number of shares by Cornell could cause further downward pressure on the stock price to the detriment and dilution of existing investors, as well as investors in this offering.

Further, there is no maximum number of shares ETLS might be required to issue under securities with market-price based conversion or exercise prices, such as securities issued in connection with the November 2005 Debentures, except for the 4.99% limitation on Cornell’s ownership interest in ETLS at any one time. However, Cornell may acquire and sell a number of shares that far exceeds this limit, through the continual purchase and sale of shares.

As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue upon conversion of the November 2005 Debentures. If our stock price is lower, then our existing stockholders would experience greater dilution.

The Sale Of Material Amounts Of Common Stock Under The Company’s Currently Effective Registration Statement Could Encourage Short Sales By Third Parties

In many circumstances the provisions contained in convertible debentures for companies that are traded on the Over-the-Counter Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if ETLS has not performed in such a manner to show that the debt raised will be used to grow the Company. Such an event could place further downward pressure on the price of common stock.

The outstanding November 2005 Debentures are convertible at a 20% discount to the market price of our common stock. As a result, the opportunity exists for short sellers and others to contribute to the future decline of ETLS’ stock price. Persons engaging in short sales first sell shares that they do not own, and thereafter, purchase shares to cover their previous sales. To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short-sales will profit from the transaction, and the greater the decline in the stock, the greater the profit to the person engaging in such short-sales. Because the November 2005 Debentures are convertible at a discount to market, it is possible that the debentures could be converted if the market price of our common stock declines, thus, supplying any short sellers with the opportunity to cover their short positions. By contrast, a person owning a long position in a stock, such as an investor purchasing shares in this offering, first purchases the shares at the then market price, if the stock price declines while the person owns the shares, then upon the sale of such shares the person maintaining the long position will incur a loss, and the greater the decline in the stock price, the greater the loss which is incurred by the person owning a long position in the stock.

If there are significant short-sales of our stock, the price decline that would result from this activity will cause our share price to decline more so which in-turn may cause long holders of our stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for our stock the price will decline. It is not possible to predict if the circumstances whereby short-sales could materialize or to what our share price could drop. In some companies that have been subjected to short-sales, their stock price has dropped to near zero. We cannot provide any assurances that this situation will not happen to us.

Sale Of Shares Eligible For Future Sale Could Adversely Affect The Market Price

All of the approximate 8,117,946 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on private placement exemptions under the Securities Act of 1933, as amended (the “1933 Act”). Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the 1933 Act. In general, under Rule 144 a person (or persons whose shares are aggregated), who has beneficially owned shares acquired in a non-public transaction, for at least one year, including persons who may be deemed affiliates of ETLS would be entitled to sell within any 3-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these stockholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Item 2. Description Of Property.

On June 9, 2003, ETLS sold its building and land to a non-affiliate noteholder for $1,050,000. Effective with the sale of its building and land on June 9, 2003, ETLS began leasing its corporate offices in Yuba City, California on a month to month basis with no expiration date. Monthly payments under the lease are approximately $2,500. Such premises are adequate to serve the Company’s current staffing level. The offices consist of approximately 1,700 square feet.

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

In 1997, Premium Enterprises, Inc. was sued by Tusco, Inc. for an alleged breach of the company’s lease with Tusco. Tusco prevailed in its suit and obtained a judgment against Premium for $75,000. No action has been taken by Tusco to enforce the judgment against Premium or ETLS, its successor, and ETLS does not anticipate any action will be taken by Tusco to enforce the judgment. Nonetheless, ETLS has recorded a liability for the full amount of the judgment.

In 1996, Premium Enterprises, Inc. was sued by Ally Capital Corporation for an alleged breach of contract claim. Ally prevailed in its suit and obtained a judgment against Premium for $47,000. No action has been taken by Ally to enforce the judgment against Premium or ETLS, its successor, and ETLS does not anticipate any action will be taken by Ally to enforce the judgment as Ally is no longer in business according to Colorado Secretary of State’s office. Nonetheless, ETLS has recorded a liability for the full amount of the judgment.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

The Company's common stock trades on the Over-the-Counter Bulletin Board under the symbol “ETLS.OB.” The range of high, low and close trade quotations for the Company's common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

2004	High	Low
January 1 to March 31, 2004	$0.195	$0.120
April 1 to June 30, 2004	$0.200	$0.070
July 1 to September 30, 2004	$0.120	$0.045
October 1 to December 31, 2004	$0.095	$0.046
2005	High	Low
January 1 to March 31, 2005	$0.045	$0.014
April 1 to June 30, 2005	$0.052	$0.015
July 1 to September 1, 2005	$0.040	$0.015
October 1 to December 31, 2005	$0.040	$0.018
2005	High	Low
January 1 to March 10, 2006	$0.020	$0.006
_______________________

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number Of Holders.

As of December 31, 2005 there were 341 record holders of the Company's Common Stock.

Dividends.

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Recent Sales Of Unregistered Shares.

During the last three years, ETLS issued the following unregistered securities:

On November 2, 2005, the Company issued to Cornell the secured convertible debentures in the principal amount of $1,000,000 (“November 2005 Debentures”). The November 2005 Debentures were issued to consolidate the 2004 Debentures, in the original principal amount of $350,000, and the August 2005 Debenture, in the original principal amount of $100,000, plus accrued and unpaid interest on the 2004 Debentures and the August 2005 Debenture, and to reflect additional funding in the amount of $530,130. The November 2005 Debentures are secured by substantially all of the Company’s assets, have a three-year term and accrue interest at 12% per annum. Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debentures, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.024 or (b) an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date (which price may be adjusted pursuant to certain other terms of the November 2005 Debentures). The November 2005 Debentures have been fully subscribed.

On August 24, 2005, the Company issued to Cornell secured convertible debentures in the principal amount of $100,000 (the “August 2005 Debenture”). Any part of the principal amount of the August 2005 Debenture, plus accrued interest thereon, is convertible at any time up to maturity, at Cornell’s option, into shares of the Company’s common stock at a conversion price equal to $0.02. The August 2005 Debenture was secured by substantially all of the Company’s assets, had a one-year term and accrued interest at 12% per annum. In the event the August 2005 Debenture would have been redeemed, then eTotalSource would issue to Cornell a warrant to purchase 5,000,000 shares at an exercise price of $0.02 or as subsequently adjusted under the terms of the warrant. The August 2005 Debenture was consolidated into the November 2005 Debentures. The August 2005 Securities Purchase Agreement, along with the related Security Agreement, related Secured Convertible Debentures, and related Escrow Agreement were mutually terminated by the Company and Cornell pursuant to the termination agreement executed by Cornell and the Company on November 2, 2005 (the “November Termination Agreement”).

On April 20, 2005, we entered into a standby equity distribution agreement (the “2005 SEDA”) with Cornell. Pursuant to the 2005 SEDA, we could have, at our discretion, periodically sold to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell would have paid ETLS 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell would have retained a fee of 5% of each advance under the 2005 SEDA. In connection with the 2005 SEDA, Cornell received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock. In light of the limitations contained in the 2005 SEDA, we would have had to submit a $200,000 advance request approximately every 10 trading days for 23 months in order to attain the full $10,000,000 available under the 2005 SEDA. At a recent stock price of $0.012, we would have had to issue 17,006,803 shares of common stock to Cornell to draw down the maximum advance amount of $200,000. The 2005 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, all of which were dated as of April 20, 2005, were terminated by ETLS and Cornell pursuant to the November Termination Agreement.

eTotalSource engaged Newbridge Securities Corporation (“Newbridge”), an unaffiliated registered broker-related deal, to advise ETLS in connection with the 2004 SEDA. In connection therewith, Newbridge was paid a one-time fee of $10,000 by the issuance of 166,666 restricted shares of ETLS’ common stock issued on October 8, 2004.

Also on April 20, 2005, we issued a secured convertible debenture to Cornell in the principal amount of $350,000 (the “2005 Secured Convertible Debenture”), plus accrued interest.  The 2005 Secured Convertible Debenture accrued interest at the rate of 5% per year. At ETLS’ option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the 2005 Secured Convertible Debenture on the second-year anniversary thereof or (ii) converted into shares of eTotalSource common stock. The 2005 Secured Convertible Debenture was convertible into shares of our common stock as a price per share that is equal to $0.112. The 2005 Secured Convertible Debenture was convertible at the holder’s option. The 2005 Secured Convertible Debenture had a term of two years and was secured by all of our assets. At ETLS’ option, the 2005 Secured Convertible Debenture could have been paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the secured 2005 Secured Convertible Debenture, the holder was not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock. As described below, Cornell purchased a 2004 Secured Convertible Debenture in the principal amount of $175,000 from ETLS on October 12, 2004, and a second 2004 Secured Convertible Debenture in the principal amount of $175,000 from ETLS on or about December 2, 2004 pursuant to the 2004 Secured Convertible Debenture. These two 2004 Secured Convertible Debentures were mutually terminated by ETLS and Cornell pursuant to that certain termination agreement executed by the parties on April 20, 2005 (the “April Termination Agreement”); however, the principal amounts and accrued interest outstanding under the 2004 Secured Convertible Debentures are now subject to the terms and conditions contained in the 2005 Secured Convertible Debentures (i.e., the 2004 Secured Convertible Debentures were refinanced as the 2005 Secured Convertible Debenture). The April 2005 Securities Purchase Agreement, along with the related Security Agreement, related Secured Convertible Debentures, and related Escrow Agreement, all of which were dated as of April 20, 2005, were mutually terminated by ETLS and Cornell pursuant to the November Termination Agreement. On November 2, 2005, the Company consolidated the 2005 Secured Convertible Debentures (which included the 2004 Secured Convertible Debentures) and the August 2005 Debenture, plus accrued and unpaid interest on the 2004 Debentures and the August 2005 Debenture, as well as additional funding in the amount of $530,130, under the terms of the November 2005 Debentures.

On October 12, 2004, we issued a secured convertible debenture to Cornell in the principal amount of $175,000, and on or about December 2, 2004, we issued a second secured convertible debenture to Cornell in the principal amount of $175,000 (collectively, the “2004 Secured Convertible Debentures”). The 2004 Secured Convertible Debentures were mutually terminated by ETLS and Cornell pursuant to the April Termination Agreement; however, the principal amounts and accrued interest outstanding under the 2004 Secured Convertible Debentures are now subject to the terms and conditions contained in the 2005 Secured Convertible Debenture (i.e., the 2004 Secured Convertible Debentures were refinanced as the 2005 Secured Convertible Debenture). The 2004 Secured Convertible Debentures accrued interest at the rate of 5% per year. At ETLS’ option, the entire principal amount and all accrued interest could have been either: (i) paid to the holder of the 2004 Secured Convertible Debenture on the third-year anniversary thereof or (ii) converted into shares of ETLS common stock. The 2004 Secured Convertible Debentures were convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price as listed on a principal market, as quoted by Bloomberg, L.P., on October 12, 2004, or (ii) an amount equal to 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The 2004 Secured Convertible Debentures were convertible at the holder’s option. The 2004 Secured Convertible Debentures had terms of two years and were secured by substantially all of our assets. At ETLS’ option, the 2004 Secured Convertible Debentures could have been paid in cash or converted into shares of the Company’s common stock unless converted earlier by the holder. Except after an event of default, as set forth in the 2004 Secured Convertible Debentures, the holders were not entitled to convert such debentures for a number of shares of the Company’s common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock.

On October 6, 2004, we entered into a standby equity distribution agreement (the “2004 SEDA”) with Cornell. Pursuant to the 2004 SEDA, we could have, at our discretion, periodically sold to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the 2004 SEDA, Cornell would have paid ETLS 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock was traded for the five trading days immediately following the notice date. Further, Cornell would have retained a fee of 5% of each advance under the 2004 SEDA. In connection with the 2004 SEDA, Cornell received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock issued on October 22, 2004. The 2004 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, each dated October 6, 2004, were mutually terminated by and the Company and Cornell on April 20, 2005 pursuant to the April Termination Agreement. However, the 3,833,334 shares of common stock issued as a one-time commitment in connection with the 2004 SEDA were not been cancelled and retained registration rights to be registered in the Company’s next Registration Statement. These shares were registered in the Company’s currently effective Registration Statement

On September 30, 2004, each of the following persons was issued 400,000 restricted shares of common stock in exchange for services provided to ETLS: Michael Sullinger, Chief Operating Officer, Virgil Baker, Chief Financial Officer, and A. Richard Barber, a director of the Company. The effective price per share issued was $0.05.

In July of 2004, ETLS issued 100,000 restricted shares of common stock to an unrelated individual for $9,000 of services accrued for in the second quarter.

Also in July of 2004, ETLS issued 1,400,000 shares of restricted common stock to a former contract consultant in settlement of a contract. The fair value of the shares was accrued for in the second quarter based on the quoted price of the stock on the date of settlement, a total of $126,000.

Also in July of 2004, ETLS issued 2,000,000 shares of restricted common stock to an unrelated company for sales and marketing services completed and accepted in the third quarter. The shares will be recorded at their fair value, $300,000, based on the quoted price of the stock at the date of the contract.

Effective December 19, 2003, ETLS entered into a private placement agreement for the sale of up to 12,000,000 shares of its common stock pursuant to Regulation S of the 1933 Act commencing in January of 2004. The purchaser had until the sooner of April 30, 2004 or until 12,000,000 shares are sold to deliver one or more purchase notices to ETLS. The agreement provided for a variable purchase price based on a percentage of the five-day average closing price on the date of a purchase with a floor price of $0.08 cents net to ETLS. Based on the foregoing private placement, ETLS sold a total of 8,125,000 shares resulting in net proceeds to ETLS of $530,000. The purchaser represented to ETLS that it intended to acquire the shares for its own account with no then present intention of dividing its interest with others or reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, not part of a distribution of shares.

Except as otherwise indicated above, ETLS believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the 1933 Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the 1933 Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement needed to be in effect prior to such issuances.

Item 6. Management's Discussion And Analysis Or Plan Of Operations.

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,”&#1 60;“estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Financial Condition And Changes In Financial Condition.

Changes in Financial Condition.

On December 30, 2002, Premium acquired 91% of the preferred and common stock of eTotalSource pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of Premium common stock to eTotalSource shareholders.

Immediately after the transaction, the eTotalSource shareholders owned approximately 88.5% of Premium’s common stock. Coincident with the transaction, Premium changed its fiscal year from June 30 to December 31.

The reorganization is recorded as a recapitalization effected by a reverse merger wherein Premium is treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, since the transaction occurred December 31, 2002, the results of operations for the periods presented represent solely those of the accounting acquirer, eTotalSource. Since Premium was a non-operating shell with limited business activity, goodwill was not recorded.

On February 4, 2005, the Company’s shareholders approved an increase of authorized shares from 100 million shares to 300 millions shares. The measure was passed with 30,898,791 shares voting in favor and 296,896 shares voting against, which was sufficient to carry out the proposal.

Results Of Operations For The Fiscal Year Ended December 31, 2005, Compared To Fiscal Year Ended

December 31, 2004.

The Company had revenues from operations of $54,715 and $209,198 in the years ended December 31, 2005 and 2004, respectively, a decrease of $154,483 or 74%. The decrease in revenues was attributable to lower sales of the CD training programs and no post-production income or software sales.

The Company incurred expenses incident to operations in the amount of $1,054,727 in 2005 and $2,390,905 in 2004, a decrease of $1,336,178 or 56%. The decrease was primarily due to a decrease in payroll expenses, and fees connected with the convertible debenture bonds. Payroll expenses for 2005 were $94,417 less than the comparable 2004 period, a 22% decrease. Stock issued for services were $1,339,205 less than the comparable 2004 period, a 96% decrease.

Interest expense for 2005 was $285,746 as compared with $190,592 for the corresponding 2004 period, an increase of $95,154 or 50%. The increase in interest expense is the result of additional imputed interest on the convertible debenture bonds.

The Company had a net loss on operations of $1,284,661 in 2005 compared to a loss of $2,372,675 in 2004, a decrease of $1,088,014 or 46%. The loss per share was approximately $0.03 in 2005 and $0.06 in 2004.

Liquidity & Capital Resources.

The Company had $118,958 in cash at year end and no other capital resources. The Company is dependent on its shareholders for loans for expenses, and has no capital availability. There can be no assurance that ETLS will be able to complete its business plan or fully exploit business opportunities that management may identify. Accordingly, ETLS will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. ETLS presently has no additional sources of capital except contingently available through the November 2005 Debentures described below. ETLS is unable to carry out any plan of business without funding. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

The Standby Equity Distribution Agreements.

On November 2, 2005, we terminated the 2005 SEDA, the 2005 Secured Convertible Debentures, the 2005 Securities Purchase Agreement, and all other financing agreements that we entered into with Cornell on April 20, 2005 by execution of the November Termination Agreement. All of the foregoing documents are described in detail above.

The November 2005 Debentures.

On November 2, 2005, the Company entered into a Securities Purchase Agreement with Cornell, pursuant to which we issued to Cornell secured convertible debentures in the principal amount of $1,000,000 (i.e., the November 2005 Debentures). Of this amount, $175,000 was previously funded on October 7, 2004, $175,000 was previously funded on December 2, 2004, $100,000 was previously funded on August 19, 2005, and $530,130 was funded on November 4, 2005. The November 2005 Debentures were issued to consolidate these prior debentures and to reflect additional funding to the Company in the amount of $530,130.

The November 2005 Debentures are secured by substantially all of the Company’s assets, has a three-year term and accrues interest at 12% per annum. Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debenture, plus accrued interest thereon, into shares of the Company’s common stock, at a price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P., on the date hereof or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the November 2005 Debenture.  In the event the November 2005 Debentures are redeemed, then we will issue to Cornell a warrant to purchase 2,000,000 shares at an exercise price of $0.001 or as subsequently adjusted under the terms of the warrant.

Contractual Obligations and Commercial Commitments.

As of December 31, 2005, the following contractual obligations were outstanding:

	Payments Due by Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,022,114.00		.00	.00	1,022,114
Convertible debentures (net discounts - $303,452)	.00	696,548			696,548
Other current liabilities	1,616,340.00		.00	.00	1,616,340
Total contractual cash obligations	$2,843,242	$696,548	$.00	$.00	$3,539,790

In addition to the commitment listed in the table above, the Company leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $2,500.

Critical Accounting Policies And Estimates

ETLS recognizes revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing.

Product revenue is derived primarily from the sale of self-produced training multimedia and not related off-the-shelf software products. ETLS recognizes revenue from sales of these products at the time of shipment to customers. Service revenue is primarily derived from production of videos for others and is recognized upon customer acceptance.

Deferred revenue includes payments received for product licenses covering future periods and advances on service contracts that have not yet be fulfilled.

Significant estimates include evaluation of the company’s income tax net operating loss carry-forwards and valuation of non-monetary transactions in connection with issuances of common stock and common stock warrants and options.

None of these policies had any material or substantial effect upon ETLS’ operations.

Financial Condition

There is substantial doubt about the ability of ETLS to continue as a going concern as disclosed in the notes to the December 31, 2005 financial statements filed by ETLS in this Report. Further, the auditor’s report, which accompanied said financial statements, also contained a going concern paragraph which calls into question our ability to continue as a going concern. Those conditions continued through the end of fiscal year 2005 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of December 31, 2005, current liabilities exceed current assets by approximately $2,723,000.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Going Concern Uncertainty

The Company has incurred significant losses from operations for the year ended December 31, 2005, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have included a going- concern paragraph to their audit report.

Net Operating Loss.

For federal income tax purposes, the Company has net operating loss carry forwards of approximately $5.3 million as of December 31, 2005. These carry forwards will expire at various dates from 2020 through 2024. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

Off-Balance Sheet Arrangements.

None.

Item 7. Financial Statements And Supplementary Data.

Attached hereto and filed as part of this Report are the Company’s consolidated financial statements for the fiscal year ended December 31, 2005.

Item 8.  Changes In And Disagreements With Accountant’s On Accounting And Financial Disclosure.

None.

Item 8a. Controls And Procedures.

a. Evaluation Of Disclosure Controls And Procedures

ETLS’ Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of eTotalSource’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report, have concluded that as of such date, ETLS disclosure controls and procedures were adequate and effective to ensure that material information relating to ETLS that is required to be disclosed by ETLS in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to ETLS’ management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

b. Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of ETLS’ internal controls during the Company’s last fiscal quarter, ETLS’ Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to ETLS’ internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Item 8b. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons.

The following persons are members of the Company’s Board of Directors (the “Board”) and/or executive officers, in the capacities indicated, as of December 31, 2005:

NAME	AGE	POSITION HELD	TENURE
Terry Eilers	58	President, CEO, Director	Since 2002
Virgil Baker	53	CFO, Director	Since 2002
Michael Sullinger	60	Secretary, COO, Director	Since 2002
A. Richard Barber	65	Director	Since 2002
J. Cody Morrow	51	Director	Since 2002

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement or understanding between the directors and officers of eTotalSource and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors of ETLS will devote such time to the Company’s affairs on an as needed basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to ETLS’ affairs is unknown and is likely to vary substantially from month-to-month.

Terry Eilers, CEO and Chairman

Mr. Eilers has served as CEO and a Director of ETLS since its formation, and has served as its Chairman of the Board of Directors since 2000. From 1994 to 2002, Mr. Eilers, along with Virgil Baker, devoted all of his time to the development of online training and the prototype software for Presenta Pro™. In 2000, Mr. Eilers, along with Virgil Baker, formed eTotalSource.com, Inc. and became the CEO and President. From 1987 to 1994, Mr. Eilers was founder of a seminar company and traveled all over the world giving seminars on Real Estate and motivational seminars. From 1984 to 1987, Mr. Eilers served as Vice President, Regional Manager and Regional Training Director for Lawyers Title Company. Mr. Eilers was involved in the creation, operation and sale of Sydney Cambric Publishing from 1983 to 1985, where he was in charge of implementing marketing and management systems, developing and supervising management training and conducting live seminars worldwide for many Fortune 500 companies. Over the past 30 years, Mr. Eilers management and computer sales programs have been utilized by major real estate entities, banks, savings and loans, insurance companies, sales and research organizations and publishing companies worldwide. Mr. Eilers is a frequent author, having written, and published through Crescent Publishing, Sydney Cambric Publishing and the Disney Corporation-Hyperion Publishing, 12 books concentrated in the real estate, business management and personal development fields. Some of the titles Mr. Eilers has written include: How to Sell Your Home Fast (Disney/Hyperion), How To Buy the Home You Want (Disney/Hyperion), The Title and Document Handbook (Sydney Cambric), Mortgage Lending Handbook (Sydney Cambric), Mastering Peak Performance (EMR Publishing), Real Estate Calculator Handbook (Sydney Cambric). Mr. Eilers earned his AA in the Administration of Justice from Sacramento City College in 1971 and from 1970 to 1985 completed extensive course work at California State College, Sacramento, Yuba College, and Lincoln School of Law.

Virgil Baker, CFO and Director

Mr. Baker has served as CFO of ETLS since 2002 and has served as a director since 2003. From 1996 to 2000, Mr. Baker, along with Terry Eilers, devoted all of his time to the development of online training and the prototype software for Presenta Pro™. In 2000, Mr. Baker, along with Terry Eilers, formed eTotalSource.com, Inc. and became the CFO. From 1993 to 1996, Mr. Baker was the CFO for AGRICO, a large agriculture corporation, where he designed and integrated the network programs for the accounting, cash flow and inventory systems on a nationwide basis. Mr. Baker earned a BA in Accounting from California State University in Chico in 1992.

Michael Sullinger, COO and Director

Mr. Sullinger has served as COO and a director of ETLS since 2003. Mr. Sullinger’s background is in development and management of partnerships and joint ventures. Since 1993, Mr. Sullinger has practiced law in Yuba City, California. Mr. Sullinger has served on the board of director of numerous government, business and philanthropic organizations. Mr. Sullinger earned his BA in Business from San Francisco State University in 1977, and earned his JD from California Northern School of Law in 1993.

J. Cody Morrow, Director

Mr. Morrow has served as a director of ETLS since 2003. Mr. Morrow is currently President of Morrow Marketing International, a position he has held since 1995. Mr. Morrow has many years experience in opening foreign markets to new businesses. From 1989 to 1993, Mr. Morrow was President of Monarch Development Corporation, a Southern California-based real estate development company.

A. Richard Barber, Director

Mr. Barber has served as a director of ETLS since 2003. Since 1983, Mr. Barber has served as senior partner of A. Richard Barber & Associates, a literary agency and consultant to numerous major publishing companies. From 1969 to 1983, Mr. Barber was the Director of Development for Network Enterprises, Inc., where he supervised the creations and writing of television and film properties. Mr. Barber was a Director and Senior Editor of Public Relations for Viking Penguin, Inc. From 1971 to 1989, Mr. Barber was a lecturer in publishing at New York, Harvard and Radcliff Universities. Mr. Barber earned an M.A. and PhD from Columbia University in 1962-1963.

Family Relationships.

To our knowledge, there are no family relationships between or among the directors and executive officers.

Legal Proceedings.

None of the Company’s directors have been involved in legal proceedings.

Committees; Audit Committee Financial Expert.

Currently, ETLS does not have an executive, audit or any standing committees of the Board. The Company does not have an audit committee, nor an audit committee financial expert.

Code Of Ethics

On November 16, 2004, ETLS’ Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics was filed as an exhibit to the Company’s the Registration Statement on Form SB-2 filed on April 21, 2005 (File No. 333-124220).

Section 16(A) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act and the rules promulgated thereunder require ETLS’ officers and directors, and persons who beneficially own more than 10% of a registered class of ETLS’ equity securities, to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies thereof. Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, ETLS believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with and timely filed.

Item 10. Executive Compensation.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2005 fiscal year as shown in the following table. No cash bonuses were or are to be paid to such persons for services rendered in the fiscal year ended December 31, 2005.

		Annual Compensation		Awards
Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARS (#s)	All Other Compensation ($)

Terry Eilers, President, CEO	2003	$79,000	0	0	0	0	0
	2004	0	0	0	0	0	$200,000
	2005	$25,000	0	0	0	0	0

Michael Sullinger, Secretary, COO, Legal Counsel	2003	0	0	0	0	0	$200,000
	2004	$46,000	0	0	$20,000	0	0
	2005	$85,000	0	0	0	0	0

Virgil Banker, CFO	2003	$76,900	0	0	0	0	0
	2004	$96,000	0	0	$20,000	0	0
	2005	$30,000	0	0	0	0	0

There are no compensatory plans or arrangements, with respect to any executive officer of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Director Compensation.

Except as noted below, directors received no cash compensation for their service to the Company as directors for the fiscal year ended December 31, 2005, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board.

Employment Contracts.

Agreements were executed with the Chief Executive Officer, Terry Eilers, and the Chief Financial Officer, Virgil Baker, at the inception of ETLS (i.e., February 7, 2000), which expire December 31, 2006. Annual salary is $150,000 and $96,000 respectively, and each accrues an annual non-accountable automobile allowance of $9,000. The agreements also provide for 10% royalties on license revenues of ETLS’ Presenta Pro™ software and an annual bonus of incentive stock options (covering 200,000 shares each). In addition, under the employment agreement for Mr. Eilers, he is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1.00 per share. During 2005 and 2004, CEO compensation expensed pursuant to these arrangements totaled $159,000 and $159,000, respectively, and CFO compensation totaled $93,000 and $105,000, respectively, (exclusive of the fair value of incentive stock options).

An agreement was executed August 1, 2002 with the Chief Operating Officer, Michael Sullinger, which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for a 10% royalty on the license revenues of ETLS’ Presenta Pro™ software and an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1.00 per share. During 2005 and 2004, COO compensation expensed pursuant to these arrangements on a half-time basis totaled $69,000 and $69,000, respectively (exclusive of the fair value of incentive stock options).

The following table sets forth, for the fiscal year ended December 31, 2005 certain information regarding the options/SARs granted to ETLS’ named executive officers.

OPTION/SAR GRANTS TABLE

Name	No. of Securities Underlying Options/SARs Granted (#)	% Total Options/SARs Granted to Employees in year ended December 31, 2004 (%)	Exercise or Base Price ($ per Share)	Expiration Date
Terry Eilers	200,000	*	$0.50	12/15/2011
Terry Eilers	100,000	*	$0.50	12/12/2012
Virgil Baker	200,000	*	$0.50	12/15/2011
Virgil Baker	100,000	*	$0.50	12/12/2012
Michael Sullinger	200,000	*	$0.50	12/12/2012
Richard Barber	25,000	*	$0.50	12/15/2011
Richard Barber	25,000	*	$0.50	12/15/2012
Morrow Revocable Trust (beneficially J. Cody Morrow & Family)	200,000	*	$0.50	12/15/2011
_____________

* Were assumed by eTotalSource as part of reorganization

The following table sets forth certain information regarding options exercised in the fiscal year ended December 31, 2005 by eTotalSource’s named executive officers.

Aggregated Options/SAR Exercises
In Last Fiscal Year And
Fiscal Year End Options/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ® Exercisable/Unexercisable

None for any officer or director	0	0	0	0

The following table sets forth certain information regarding long-term incentive plan awards in the fiscal year ended December 31, 2005 by ETLS’ named executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year

Name	No. of Shares, units or other rights (#)	Performance or other period until maturation or payout	Estimated future payouts under non-stock price-based plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

None for any officer or director	0	0	0	0	0

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

The Company has 46,710,821 shares of common stock issued and outstanding as of December 31, 2005. There are no shares of preferred stock issued and outstanding as of December 31, 2005. The table below sets forth certain information with respect to the common stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class (1)
Common	Terry Eilers	6,372,039	13.64%
	1510 Poole Boulevard
	Yuba City, CA 95993

Common	Virgil Baker	1,277,363	2.7%
	1510 Poole Boulevard
	Yuba City, CA 95993

Common	Michael Sullinger	468,544	1.0%
	1510 Poole Boulevard
	Yuba City, CA 95993

Common	A. Richard Barber	948,352	2.0%
	1510 Poole Boulevard
	Yuba City, CA 95993

Common	Morrow Revocable Trust	150,000	0.0*%
	(beneficially J. Cody Morrow & Family)
	12655 Rough & Ready
	Grass Valley, CA 95945

	ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (5 PERSONS NAMED ABOVE)	9,216,298	19.7%

Common	Cornell Capital Partners, LP	3,366,226	7.2%
	101 Hudson Street, Suite 3700
	Jersey City, NJ 07302

Common	James Boras	3,162,500	6.8%
	3501 Autumn Point Lane
	Carmichael, CA 95608
_____________

(1) Applicable percentage of ownership is based on 46,710,821 shares of common stock outstanding as of December 31, 2005 together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 12. Certain Relationships And Related Transactions.

During the last two years, ETLS has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company’s common stock.

No officer, director, or affiliate of ETLS has or proposes to have any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

Item 13. Exhibits And Reports On Form 8-K

The following documents are filed as part of this report:

(a) Exhibits.

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.1	Securities Purchase Agreement, dated November 2, 2005 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.2	Investor Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.3	Secured Convertible Debenture	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.4	Amended and Restated Security Agreement, dated November 2, 2005, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.5	Warrant issued to Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.6	Escrow Agreement (SEDA), dated November 2, 2005, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.7	Irrevocable Transfer Agent Instructions, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Executive Registrar & Transfer, Inc.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.8	Termination Agreement, dated November 2, 2005, by and among eTotalSource, Inc., and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

14.1	Code of Ethics	Incorporated by reference to the Registration Statement on Form SB-2 filed on April 21, 2005 (File No. 333-124220).

31.1	Section 302 Certification of Terry L. Eilers	Provided Herewith

31.2	Section 302 Certification of Virgil D. Baker	Provided Herewith

32.1	Section 906 Certification of Terry L. Eilers	Provided Herewith

32.2	Section 906 Certification of Virgil D. Baker	Provided Herewith

(b) Reports on Form 8-K

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

Item 14. Principal Accountant Fees And Services

Gordon, Hughes & Banks, LLP (“GHB”), an independent registered public accounting firm, is the Company's principal auditing accounting firm.

GHB billed the Company $30,610 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005, review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005 and review of the Registration Statements filed with the SEC. GHB billed the Company $18,000 for the 2004 audit.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2004 and 2005.

All audit work was performed by the auditors' full-time employees.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETOTALSOURCE, INC.

March 28, 2006	By:	/s/ Terry L. Eilers
Terry L. Eilers, President, Principal Executive Officer, and Director

March 28, 2006	By:	/s/ Virgil D. Baker
Virgil D. Baker, Chief Financial Officer, Principal Accounting and Financial Officer, and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

March 28, 2006	By: /s/ Terry L. Eilers
Terry L. Eilers, Director

March 28, 2006	By: /s/ Virgil D. Baker
Virgil D. Baker, Director

March 28, 2006	By: /s/ Michael Sullinger
Michael Sullinger, Director

March 28, 2006	By: /s/ Cody Morrow
Cody Morrow, Director

March 28, 2006	By: /s/ Richard Barber
Richard Barber, Director

eTotalSource, Inc
Consolidated Financial Statements
Table of Contents

PAGE

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet	F-2

Statements of Operations	F-3

Statement of Stockholders' Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eTotalSource, Inc.
Yuba City, California

We have audited the accompanying consolidated balance sheet of eTotalSource, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eTotalSource, Inc. at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses, and as of December 31, 2005 has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Golden, Colorado
March 7, 2006

eTotalSource, Inc.
Consolidated Balance Sheet
December 31, 2005
Current Assets
Cash	$118,958
Other	1,223
Total Current Assets	120,181

Property and Equipment
Furniture and equipment	86,451
Less accumulated depreciation	(67,641)
18,810

Other Assets
Deposits	721

Total Assets	$139,712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable	$250,000
Other notes payable	772,114
Judgments payable	204,788
Accounts payable and other accrued liabilities (Including $84,158 owed to related parties)	291,785
Accrued compensation payable	1,036,103
Accrued interest payable	265,952
Deferred revenue	22,500
Total Current Liabilities	2,843,242

Convertible Notes Payable, less current maturities and $303,452 discount	696,548

Total Liabilities	3,539,790

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
46,710,821 shares issued and outstanding	6,226,906
Accumulated (deficit)	(9,626,984)
Total Stockholders' Equity (Deficit)	(3,400,078)

Total Liabilities and Stockholders' Equity (Deficit)	$139,712

See accompanying notes.

eTotalSource, Inc.
Condensed Consolidated Statements of Operations
	December 31,
	2005	2004

Revenues	$54,715	$209,198

General and Administrative Expenses	1,054,727	2,390,905

Operating Income (Loss)	(1,000,012)	(2,181,707)

Other Income (Expense)
Interest expense	(285,746)	(190,592)
Gain (loss) on sale or retirement of asset	(245)	(1,845)
Other income (expense), net	1,342	1,469
Total Other Income (Expense)	(284,649)	(190,968)

(Loss) before income tax	(1,284,661)	(2,372,675)

Income tax	-	-

Net (Loss)	$(1,284,661)	$(2,372,675)

Basic and Diluted (Loss) per Share	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding	46,710,821	37,897,170

See accompanying notes.

eTotalSource, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Total

December 31, 2003	29,549,207	$3,656,884	$(5,969,648)	$(2,312,764)

Issued for services or in lieu of interest
($.05 to $.53 per share)	13,644,505	1,443,505	-	1,443,505

Conversion of debt -
Convertible notes ($.165 to $.20 per share)	469,318	87,500	-	87,500
Other payables ($.075 to $.20 per share)	1,766,495	320,000	-	320,000
Reorganization debt ($.167 to $.176 per share)	583,505	100,000	-	100,000

Options and warrants -
Services and interest	-	106,411	-	106,411

Pre-reorganization shares issued (*1)	697,791	-	-	-

Discounts - convertible debentures	-	70,000	-	70,000

Net (loss)	-	-	(2,372,675)	(2,372,675)

December 31, 2004	46,710,821	5,784,300	(8,342,323)	(2,558,023)

Options and warrants -
Services and interest	-	97,685	-	97,685

Discounts - convertible debentures	-	344,921	-	344,921

Net (loss)	-	-	(1,284,661)	(1,284,661)

December 31, 2005	46,710,821	$6,226,906	$(9,626,984)	$(3,400,078)

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Cash Flows
	December 31,
	2005	2004

Cash Flows From (Used in) Operating Activities:
Net (loss)	$(1,284,661)	$(2,372,675)
Depreciation and amortization	122,314	26,938
Gain (loss) on sale or retirement of assets	245	1,745
Stock issued for services and in lieu of interest	-	1,443,505
Stock options and warrant expense	97,685	106,411
Impairment of patents and trademarks	20,873	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	414
Decrease (increase) in other current assets	74	(1,296)
Decrease (increase) in deposits	441	196
Increase (decrease) in payables, credit cards and accrued liabilities	394,138	222,604
Increase (decrease) in deferred revenue	(45,000)	(45,000)

Net Cash (Used in) Operating Activities	(693,891)	(617,158)

Cash Flows From (Used in) Investing Activities:
Net proceeds from sale of fixed assets	-	1,000
Purchase of equipment	-	(9,077)

Net Cash (Used in) Investing Activities	-	(8,077)

Cash Flows From (Used in) Financing Activities:
Proceeds from convertible debentures	650,000	350,000
Proceeds from notes payable	125,000	-

Net Cash From Financing Activities	775,000	350,000

Increase (Decrease) in Cash and Cash Equivalents	81,109	(275,235)

Cash and Cash Equivalents - Beginning of Period	37,849	313,084

Cash and Cash Equivalents - End of Period	$118,958	$37,849

Supplemental Disclosures:
Interest paid	$78,718	$109,535
Income taxes paid	1,600	1,600
Non-cash investing and financing transactions:
Discount on convertible debentures	344,921	70,000
Conversion of accrued interest payable to principal	15,114	-
Conversion of accounts payable and accrued expenses to equity	-	427,500
Conversion of debt to equity	-	80,000

See accompanying notes.

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
eTotalSource, Inc., (the “Company” - formerly named Premium Enterprises, Inc. (“PMN”), was incorporated in Colorado on September 16, 1987. The principal activities of the Company are developing and publishing proprietary multimedia software technology and training media. The Company’s primary customers are corporations, governmental organizations and agencies. The Company is based in Yuba City, California.

Reorganization in 2002
On December 30, 2002, PMN acquired 91% of the preferred and common stock of eTotalSource, Inc. (“eTS” - incorporated in California on February 7, 2000), pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of PMN common stock to eTS shareholders. Immediately after the transaction, the eTS shareholders owned approximately 88.5% of the Company’s common stock. During 2004, the Company issued 697,791 shares of previously reserved common stock to acquire the remaining eTS stock and 583,505 shares to settle pre-reorganization accounts payable of PMN totaling $100,000.

Going Concern Uncertainty
The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of December 31, 2005 had a net working capital deficit of approximately $2,723,000, a stockholders’ deficit of $3,400,078, notes payable totaling $707,000 were in default with related accrued interest in arrears of $97,740 and judgments against the Company of $204,788 had been adjudicated. Management’s plans to address these matters include the issuance of debt and equity securities and increasing revenue. Unless the Company successfully obtains suitable significant additional financing and attains profitable operations, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after the elimination of inter-company balances and transactions.

Revenue Recognition
The Company recognizes revenue in accordance with Statement of Position No.97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing.

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

Software and Development Costs
The Company capitalizes purchased software that is ready for use and development costs of marketable software incurred from the time of technological feasibility until the software is ready for use. Research and development costs and other computer software maintenance costs are expensed as incurred. As of December 31, 2005, the Company has not capitalized any software development costs.

Furniture and Equipment
Furniture and equipment are recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property is depreciated using the straight-line method over estimated useful lives ranging from five to seven years. Depreciation charged to operations was $12,281 in 2005 and $17,435 in 2004.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Patents and Trademarks
Patents and trademarks represent the legal and application costs of multimedia technology used in operations and are amortized using the straight-line method over an estimated useful life of ten years. A loss on impairment in the amount of $20,873 was recognized in 2005 as the Company fully impaired the unamortized cost of its patent applications and trademarks.

Comprehensive Income
For the periods presented, the Company had no items of comprehensive income or loss, and accordingly, comprehensive income is the same as the net loss reported.

Segment Reporting
In June 1997, Statement of Financial Accounting Standards (“SFAS”) 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance. As of December 31, 2005 and 2004, the Company had one operating segment, publishing proprietary multimedia software technology and training media.

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
Notes to Consolidated Financial Statements

Earnings (Loss) Per Share
Basic earnings per share are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding and the dilutive effect of convertible notes payable, stock options and warrants using the “treasury stock” method. Basic and diluted earnings per share are the same during the periods presented since the Company had net losses and the inclusion of stock options and warrants would be anti-dilutive.

Stock-Based Compensation
The Company accounts for stock-based compensation using Accounting Principles Board’s Opinion No. 25 (“APB 25”). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company has adopted the Financial Accounting Standards Board (“FASB”) disclosure-only provisions of Statement of Accounting Standards No. 123 Accounting for Stock-Based Compensation (“SFAS 123”). The Company has adopted the disclosure-only provisions of SFAS 123 for stock options granted to the employees and directors. There were no options granted in 2005 or 2004.

Beneficial Conversion Feature of Debt
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognizes the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized as interest expense over the remaining outstanding period of related debt.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board(“FASB”) issued Statement No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payment, (“SFAS No. 123(R)”) which amends FASB Statement Nos. 123 and 95. SFAS No. 123(R) requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005. The Company will adopt this standard effective January 1, 2006 and will elect the modified prospective application transition method. Under the modified prospective application transition method, awards that are granted, modified, repurchased, or cancelled after the date of adoption should be measured and accounted for in accordance with the provisions of SFAS No. 123(R). Awards granted prior to the effective date should continue to be accounted for in accordance with the provisions of SFAS No. 123 with the exception that compensation expense related to unvested options must be recognized in the income statement based on the fair value of the options on the date of grant. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In the event any options are issued in 2006, the Company expects adoption of the standard to reduce fiscal 2006 net income.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 by the Company will not result in a change to current practice.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The Company adopted the provisions of this effective January 1, 2006.

NOTE 2. NOTES PAYABLE

Note payable to a trust; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest are due. The note is in default.	$172,000

Note payable to a trust; interest at 10% and principal due January 17, 2003, extended to December 17, 2003 (with interest increased to 18% and due monthly beginning February 17, 2003). The note is in default.	110,000

Note payable to a trust; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest are due. The note is in default.	40,000

Promissory notes payable; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($36,701 at December 31, 2005) are convertible to common stock at $.50 per share. Warrants also issued to two note holders to purchase 37,500 shares of common stock for five years at $.50 per share. The notes are in default.	150,000

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Promissory note payable; principal and accrued interest at 8% payable in 2002, extended to May 15, 2003, unsecured. Principal and accrued interest ($18,868 at December 31, 2005) convertible to Company common stock at $.50 per share. Warrants also issued to the note holder to purchase 55,248 shares of common stock for five years at $.50 per share. The note is in default.	100,000

Note payable to an unrelated trust; stated interest rate of 10% due June 2003, extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Accrued unpaid interest of $2,483 was added to the principal in 2005. *	52,483

Note payable to an unrelated trust; principal and interest at 10% due monthly. This note is a revolving credit obligation and eTotalSource can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Accrued unpaid interest of $12,631 was added to the principal in 2005. *	262,631

Convertible debentures payable to an unrelated company, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest ($19,667 at December 31, 2005) convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $320,734, for the relative value of the warrants; as of December 31, 2005, the debt is stated net of the unamortized discount of $303,452. On February 28, 2006, the holder converted $10,000 into 2,083,333 shares of common stock.
696,548

Note payable to a director; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003, unsecured. The note is in default.	10,000

Note payable to an unrelated company; principal and interest at 10%, due August 1, 2005. The note is in default.	25,000

Note payable to an unrelated company; principal and interest at 12%, due August 1, 2005. The note is in default.	100,000

Total	1,718,662

Less: current maturities	1,022,114

Long-term maturities	$696,548

* In connection with the extension of the maturity date of these notes to June 2006, the Company is obligated to issue 2,000,000 shares of its common stock to the note-holder of both notes. The Company has accrued this liability based on the fair market value of its common stock as of the date of the extension agreement and recorded the related interest expense in the accompanying financial statements.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

NOTE 3. INCOME TAXES
The provision (benefit) for income taxes consists of the following:

	2005	2004
Current expense (benefit)	$(376,000)	$(225,000)
Deferred expense	-	-
Valuation allowance	376,000	225,000
Income tax expense (benefit)	$-	$-

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2005	2004
Income tax (benefit) expense at statutory rate	$(437,000)	$(807,000)

Permanent tax differences:
Expenses paid with options	33,000	473,000
Accrued officers compensation	76,000	150,000
Deferred revenue	(15,000)	(15,000)
State taxes	(33,000)	(26,000)
Valuation allowance	376,000	225,000

Income tax expense	$-	$-

The components of deferred income taxes at December 31, 2005 are as follows:

Net operating loss carryovers	$1,789,000
Other	61,000
Total deferred tax asset	1,850,000
Valuation allowance	(1,850,000)
Total net deferred tax	$-

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2005, the Company had total deferred tax assets of $1,850,000. The Company recorded a valuation allowance in the full amount of $1,850,000 at December 31, 2005, against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2005 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

The Company has accumulated net operating loss carry-forwards of approximately $5,261,000. To the extent not used, the net operating loss carry-forwards expire in varying amounts beginning in 2020. As of December 31, 2005, all identified deferred tax assets are reduced by a valuation allowance. Therefore, any additional operating loss carry-forwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional loss carry-forwards.

NOTE 4. STOCKHOLDERS’ EQUITY

Convertible Notes Payable
During 2004, notes payable and accrued interest totaling $87,500 were converted to 469,318 shares of common stock ($.165 - $.20 per share) as follows:

Notes Payable	Accrued Interest	Total	Conversion Price
$50,000	$7,500	$57,500	$.20
30,000	-	30,000.165

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

eTotalSource, Inc.
Notes to Consolidated Financial Statements

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

Stock Options and Warrants Issued for Services and in Lieu of Interest
In 2005 and 2004, the Company recorded expenses for options and warrants to purchase common stock issued to consultants and lenders totaling $97,685 and $106,411, respectively. Valuations of the transactions are based on the estimated fair value of the options or warrants on the grant date using the Black-Scholes pricing model. Consulting expense is recognized over the term of the option or warrant period. Interest expense is recognized over the related term of the related obligation on a straight-line basis.

NOTE 5. STOCK OPTIONS AND WARRANTS

Stock Option Plan

Effective December 3, 2001, the Company adopted the eTotalSource, Inc. 2001 Stock Option Plan (the “Plan”). A total of 1.8 million shares of Company common stock were reserved for exercise of stock options under the Plan. The Plan, administered by the Company’s board of directors, provides for the grant of incentive stock options to employees and directors at fair market value and non-statutory stock options to consultants and others. No option can be for a term of more than ten years from the date of grant. The option price is at the discretion of the board; provided however, for incentive stock options it shall not be less than fair market value on the date of grant (110% for certain options becoming exercisable that exceed $100,000), and for non-statutory options not less than 85% of fair market value on the date of grant. All options issued by the Company to date have exercise prices which were equal to the estimated fair market value of the Company’s common stock at the date of grant.
A summary of stock options outstanding and exercisable as of December 31, 2005 follows:

	Options Outstanding	Options Outstanding	Options Exercisable	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price

$0.50	1,262,500	6.4 years	1,262,500	$0.50

Information concerning all stock option activity is summarized in the following table:

	Option Shares	Option Prices Per Share
Outstanding, December 31, 2002	1,560,700	$0.50
Granted	--	--
Forfeited	(48,200)	$0.50
Exercised	--	--
Outstanding, December 31, 2003	1,512,500	$0.50
Granted	--	--
Forfeited	(250,000)	$0.50
Exercised	--	--
Outstanding, December 31, 2004	1,262,500	$0.50
Granted	--	--
Forfeited	--	--
Exercised	--	--
Outstanding, December 31, 2005	1,262,500	$0.50

There were no options granted under the Plan in 2004 or 2005.

Stock Options and Warrants Issued to Others

eTotalSource also has outstanding options and warrants that it has issued to consultants and lenders to purchase a total of 7,982,500 shares of common stock of eTotalSource at prices ranging from $.001 to $.50 per share: 40,000 expire in 2006, 817,500 expire in 2007, 7,000,000 expire in 2010 and 125,000 expire in 2011. As of December 31, 2005, the weighted average expected life of all such compensatory options and warrants was 4.4 years.

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

eTotalSource, Inc.
Notes to Consolidated Financial Statements

The Company maintains its cash deposits in one bank. Its bank accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The amount on deposit in the financial institution did not exceed the $100,000 FDIC insured limit at December 31, 2005. Management believes that the financial institution is financially sound.

Significant Customers
Revenue from customers in excess of ten-percent of total Company revenue follows:

Customer	2005	2004
A	0%	46%
B	0%	11%

NOTE 8. COMMITMENTS AND CONTINGENCIES

Executive Employment Contracts

The Company has employment agreements with its three executive officers:

1.
Agreements were executed with the Chief Executive Officer and the Chief Financial Officer at the inception of the Company (February 7, 2000) which expire December 31, 2006. Annual salary is $150,000 and $96,000, respectively, and each accrues a non-accountable automobile allowance of $9,000. The agreements also provide for an annual bonus of incentive stock options (covering 200,000 shares each). In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During both 2005 and 2004, CEO compensation expensed pursuant to these arrangements totaled $159,000, and CFO compensation totaled $93,000 and $105,000 during 2005 and 2004, respectively (exclusive of the fair value and of incentive stock options). Both officers have elected to forego the 2005 and 2004 annual bonus of incentive stock options.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

2.
An agreement was executed August 1, 2000 with the Chief Operating Officer which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2005 and 2004, COO compensation expensed pursuant to these arrangements was accrued on a “half-time” basis and totaled $69,000 and $69,000, respectively (exclusive of the fair value of incentive stock options). The officer has elected to forego the 2005 and 2004 annual bonus of incentive stock options.

NOTE 9. EVENTS SUBSEQUENT TO DECEMBER 31, 2005 (Unaudited)

On February 14, 2006, the Company’s Form SB-2 registration statement was declared effective by the Securities and Exchange Commission.

Also, on February 28, 2006, a debenture holder converted $10,000 of convertible debentures into 2,083,333 shares of common stock.