Form 10QSB
period 2006-03-31
ETOTALSOURCE INC
filed 2006-05-22
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2006

Commission File No. 33-49797

ETOTALSOURCE, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1066959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1510 Poole Boulevard, Yuba City, CA	95993
(Address of Principal Executive Offices)	(Zip Code)

(530) 751-9615
(Issuer’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2006, the issuer had 47,428,413 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

ETOTALSOURCE, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	3
Balance Sheets - March 31, 2006 and December 31, 2005	4
Statements of Operations - Three Month Ended March 31, 2006 and 2005	5
Statements of Cash Flows - Three Month ended March 31, 2006 and 2005	6
Notes to Financial Statements	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8
ITEM 3. CONTROLS AND PROCEDURES	17

PART II. - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	18
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	19

SIGNATURE PAGE

Exhibit 31.1 Section 302 Certification by Chief Executive Officer
Exhibit 31.2 Section 302 Certification by Chief Financial Officer
Exhibit 32.1 Section 906 Certification by Chief Executive Officer
Exhibit 32.2 Section 906 Certification by Chief Financial Officer

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ETOTALSOURCE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2006

eTotalSource, Inc.
Consolidated Balance Sheet
ASSETS	March 31, 2006	December 31, 2005
Current Assets
Cash	$6,276	$118,958
Other	1,221	1,223
Total Current Assets	7,497	120,181

Property and Equipment
Furniture and equipment	86,451	86,451
Less accumulated depreciation	(70,473)	(67,641)
	15,978	18,810

Other Assets
Deposits	801	721
	801	721

Total Assets	$24,276	$139,712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable	$250,000	$250,000
Other notes payable	772,114	772,114
Judgments payable	204,788	204,788
Accounts payable and other accrued liabilities	335,999	291,785
Accrued compensation payable	1,087,435	1,036,104
Accrued interest payable	312,585	265,952
Deferred revenue	11,250	22,500
Total Current Liabilities	2,974,171	2,843,242

Convertible Notes Payable, less current maturities and $277,090 and $303,442 discount, respectively	712,910	696,548

Total Liabilities	3,687,080	3,539,790

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
48,794,154 shares issued and outstanding	6,261,967	6,226,906
Accumulated (deficit)	(9,924,772)	(9,626,984)
Total Stockholders' Equity	(3,662,805)	(3,400,078)

Total Liabilities and Stockholders' Equity (Deficit)	$24,276	$139,712

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005

Revenues	$12,819	$14,987

General and Administrative Expenses	216,201	252,525

Operating Income (Loss)	(203,382)	(237,538)

Other Income (Expense)
Interest expense	(94,405)	(47,761)
Other income (expense), net	-	1,342
Total Other Income (Expense)	(94,405)	(46,419)

Net (Loss)	$(297,787)	$(283,957)

Basic and Diluted (Loss) per Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	47,428,413	46,710,821

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(297,787)	$(283,957)

Depreciation and amortization	29,194	13,251
Stock options and warrant expense	25,060	26,185
Changes in assets and liabilities:
Decrease (increase) in other current assets	2	11
Decrease (increase) in deposits	(80)	-
Increase (decrease) in payables, credit cards and accrued liabilities	142,179	218,312
Increase (decrease) in deferred revenue	(11,250)	(11,250)

Net Cash (Used in) Operating Activities	(112,682)	(37,448)

Cash Flows From (Used in) Investing Activities:
Purchase of equipment	-	-

Net Cash (Used in) Investing Activities	-	-

Cash Flows From (Used in) Financing Activities:
Proceeds from sale of stock	-	-

Net Cash From Financing Activities	-	-

Increase (decrease) in Cash and Cash Equivalents	(112,682)	(37,448)

Cash and Cash Equivalents - Beginning of Period	118,958	37,849

Cash and Cash Equivalents - End of Period	$6,276	$401

Supplemental Disclosures:
Interest paid	$20,613	$12,713
Income taxes paid	800	-
Non-cash investing and financing transactions:
Conversion of debt to equity	10,000	-

See accompanying notes.

ETOTALSOURCE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

Note A - Basis of Presentation

The accompanying unaudited financial statements of eTotalSource, Inc. (the “Company”) were prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2006. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by the Company on March 28, 2006.

Certain reclassifications have been made to prior year expenses to conform to the current year presentation and have no effect on the reported net loss for either period.

Note B - Contingency

As reported in the December 31, 2005 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. These conditions are substantially unchanged through the first quarter of 2006. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note C - Events Subsequent to March 31, 2006

On April 3, 2006, Virgil Baker, the Chief Financial Officer, submitted his resignation as Chief Financial Officer and Director, such resignation to be effective on May 22, 2006.

On April 4, 2006, a debenture holder converted $6,500 of convertible debentures into 1,969,697 shares of common stock.

On April 15, 2006, a note payable was issued to an unrelated Trust in the amount of $25,000 with 12% interest per annum, and a maturity date of October 15, 2006.

On April 19, 2006, a debenture holder converted $6,500 of convertible debentures into 1,911,765 shares of common stock.

On April 27, 2006, a warrant holder converted their warrant of 2,000,000 shares of common stock in exchange for payment to the Company of $2,000.

On May 1, 2006, John (Cody) Morrow submitted his resignation as Director, such resignation to be effective on May 1, 2006.

On May 10, 2006, a debenture holder converted $9,000 of convertible debentures into 2,500,000 shares of common stock.

Item 2. Management's Discussion And Analysis Or Plan Of Operations.

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Description of Our Business

The Company was incorporated in Colorado on September 16, 1987 as Premium Enterprises, Inc. (“Premium”) On December 20, 2002, Premium entered into a Plan and Agreement of Reorganization with eTotalSource, Inc., a California corporation (the “Company” or “eTotalSource”) and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles to change the name of Premium Enterprises, Inc. to eTotalSource, Inc.

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

General.

The Company is a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Its clients have included: U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State University, Logistics Management Institute, First American Title Company, and other corporate entities. The Company's clients work with eTotalSource to develop, produce, market, and distribute multimedia development software. eTotalSource is also marketing educational training programs it has produced utilizing its proprietary software.

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

eTotalSource shares in the revenue derived from program sales. The Company carefully chooses its content, identifying unique subjects and niches offering more probable sales. The Company believes that these topics/markets are generally underserved and in need of the program packages that are produced by eTotalSource. Examples of finished products currently being marketed include:

•    Anger Management Facilitator Training and Certification;
•    Domestic Violence Facilitator Training and Certification;
•    School Maintenance, Cleaning Training and Certification;
•    Emergency Disaster Preparedness - Terrorist Awareness; and
•    Mandated School Internet Acceptable Use Policy.

Management believes that the production, postproduction and publishing also create an avenue for added revenues and potential profits. For example, if the U.S. Department of Defense provides for their employees over 100,000 finished packages of one topic area, produced and distributed by eTotalSource, then the Company estimates that the resulting gross profit margin for eTotalSource would be over 84%.

Intellectual Property Differentiation.

eTotalSource currently has five patents pending:

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

eTotalSource’ technological differentiation is based on high quality and low cost software. We believe that Presenta ProTM is easier to use and considerably more flexible than eTotalSource’s closest competitor. We believe that Presenta ProTM is priced to be affordable, cost-effective, and training-efficient. Presenta Pro’sTM ease of implementation and quality it a viable choice for authoring software and distance learning tools.

Technology.

The Presenta ProTM, production and delivery system is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, compact disk (“CD”) or digital video disk (“DVD”). The Presenta ProTM system has been created using the Delphi development system. The server portion of Presenta ProTM is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language (“XML”). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via Transmission Control Protocol/Internet Protocol (“TCP/IP”). The end-user client can be run on any Windows based personal computer and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand alone website. We believe that eTotalSource’ technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.

eTotalSource has no plans for any research and development in the next 12 months.

Employees.

As of March 31, 2006, we had three full-time employees, all of which were executive personnel. No employees are presently represented by any labor unions. We believe our relations with our employees to be good, however additional employees will need to be recruited to meet our growth projections. eTotalSource has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full-or part-time employees of an unknown number in the next 12 months if its business expands.

Going Concern

There is substantial doubt about the ability of eTotalSource to continue as a going concern as disclosed in the notes to the December 31, 2005 financial statements filed by eTotalSource on Form 10-KSB. Those conditions continued through the first quarter of 2006 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of March 31, 2006, current liabilities exceed current assets by approximately $2.97 million.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Risk Factors

eTotalSource Lost Money For The Years Ended December 31, 2005 and 2004, The Three Months Ended march 31, 2006, And Losses May Continue In The Future

For the 12 months ended December 31, 2005 and 2004, we incurred a net loss of $1,284,661 and $2,372,675, respectively. For the three months ended March 31, 2006, we incurred a net loss of $297,787. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to issue other debentures as described in detail below under the section of this report entitled “Liquidity & Capital Resources” or borrow from other unrelated parties. If we incur any problems in any of these scenarios, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

We May Not Be Able To Access Sufficient Funds When Needed

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by additional debentures.

We Have Negative Working Capital Which May Affect our Ability to Continue As A Going Concern

We had negative working capital of $2,723,061 and $2,497,528 at December 31, 2005 and December 31, 2004, respectively, negative working capital of $2,966,674 for the three months ended March 31, 2006, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of March 31, 2006, we had $6,276 of cash on hand, total current assets were $7,497, and our total current liabilities were $2,974,171. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot issue additional debentures, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders’ Shares

We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of March 31, 2006, we have issued an aggregate of 11,731,908 shares of common stock to finance our operations. We will issue up to an additional 234,088,500 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders’ investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to curtail or cease our operations.

All Of Our Assets Are Securing Our Obligations To Cornell

Pursuant to the terms contained in that certain Security Agreement dated October 6, 2004, by and between eTotalSource and Cornell Capital Partner, LP (“Cornell”), all of our obligations under the related Securities Purchase Agreement, the related Secured Convertible Debenture, the related Investor Registration Rights Agreement, the related Irrevocable Transfer Agent Instructions, and the related Escrow Agreement are secured by all of our non-cash assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is currently traded on the Over-the-Counter Bulletin Board (the “OTCBB”) and Pink Sheets. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately January 1, 2005 through December 31, 2005 was 37,238 shares. The high and low trading price of our common stock during 2005 has been $0.055 and $0.008, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Penny stocks are stock:

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

Shareholders should be aware that, according to the United States Securities and Exchange Commission (the “SEC” or the “Commission”), the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. eTotalSource' management is aware of the abuses that have occurred historically in the penny stock market. Although eTotalSource does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to eTotalSource' securities.

Sale Of Shares Eligible For Future Sale Could Adversely Affect The Market Price

All of the approximate 8,117,946 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on private placement exemptions under the Securities Act of 1933, as amended (the “Securities Act”). Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act. In general, under Rule 144 a person (or persons whose shares are aggregated), who has beneficially owned shares acquired in a non-public transaction, for at least one year, including persons who may be deemed affiliates of eTotalSource, as defined, would be entitled to sell within any 3-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these stockholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Critical Accounting Policies

Revenue Recognition
eTotalSource recognizes revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the “AICPA”). Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing.

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

Results of Operations

Results of Operations For The Three Month Period Ended March 31, 2006 Compared To The Same Period Ended March 31, 2005

Revenues.

Revenues for the three months ended March 31, 2006 were $12,819 versus $14,987 for the corresponding 2005 period, a decrease of $2,168 or 14%. The decrease was attributable to fewer sales of eTotalSource’s CD training products.

Expenses.

Operating expenses for the three month period ended March 31, 2006 were $216,200 as compared to $252,525 for the comparable 2005 period, a decrease of $36,325 or 14%. The decrease was primarily due to a decrease in stock compensation and payroll expenses. Payroll expenses for the three month period ended March 31, 2006 were $73,203 as compared to $107,177 for the comparable period in 2005, a decrease of $33,974 or 32%.

Interest expense for the three month period ended March 31, 2006 was $94,405 as compared to $47,761 for the corresponding 2005 period, an increase of $46,664 or 98%. The increase in interest expense is the result of the amortization expense in 2006 of the fair value of warrants issued as incentives to lenders and the amortization of secured convertible debenture in 2006.

Gain (Loss) From Operations.

eTotalSource recognized a loss for the three month period ended March 31, 2006 in the amount of $297,787 or $0.01 per share, as compared with a loss of $283,957 or $0.01 per share for the corresponding period ended March 31, 2005. The increase of $13,830 or $0.003 per share was attributable to the increase of interest and decrease of payroll expenses.

Contractual Obligations and Commercial Commitments

As of March 31, 2006, the following obligations were outstanding:

Payments Due Period

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,012,114.00		.00	.00	1,012,114
Convertible debentures (net discounts - $277,090)	.00	712,910.00		.00	712,910
Other current liabilities	1,747,269.00		.00	.00	1,747,269
Total contractual cash obligations	$2,974,171	$712,910	$.00	$.00	$3,687,081

Facilities and Leases

eTotalSource leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $2,500. Such premises are adequate to serve eTotalSource’s current staffing level. The offices consist of approximately 1,700 square feet.

Dividends

eTotalSource does not intend to pay dividends in the foreseeable future.

Liquidity and Capital Resources

At March 31, 2006, eTotalSource had $6,276 in cash with which to conduct operations, a decline of $112,682 during the quarter. There can be no assurance that eTotalSource will be able to complete its business plan or fully exploit business opportunities that management may identify. Accordingly, eTotalSource will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. eTotalSource presently has no capital availability except through the SEDA described below.

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

We estimate that we will require approximately $2 million to fund our operations for the next 12 months.

The November 2005 Debentures.

On November 2, 2005, the Company entered into a Securities Purchase Agreement with Cornell, pursuant to which we issued to Cornell secured convertible debentures in the principal amount of $1,000,000 (the “November 2005 Debentures”). Of this amount, $175,000 was previously funded on October 7, 2004, $175,000 was previously funded on December 2, 2004, $100,000 was previously funded on August 19, 2005, and $530,130 was funded on November 4, 2005. The November 2005 Debentures were issued to consolidate these prior debentures and to reflect additional funding to the Company in the amount of $530,130.

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

The 2005 SEDA.

On April 20, 2005, we entered into the 2005 SEDA with Cornell. Pursuant to the 2005 SEDA, we could have, at our discretion, periodically sold to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell would have paid eTotalSource 98% of the lowest volume weighted average price of our common stock on the OTCBB or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell would have retained a fee of 5% of each advance under the 2005 SEDA. In connection with the 2005 SEDA, Cornell received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock. The 2005 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, all of which were dated as of April 20, 2005, were terminated by eTotalSource and Cornell pursuant to that certain Termination Agreement date November 2, 2005, by and between Cornell and the Company.

2006 SB-2 - Registration Statement

On February 14, 2006, the Company’s registration statement on Form SB-2 was declared effective by the Commission. The Company registered the following shares in the SB-2: (i) 200,000,000 shares of common stock issued under the 2005 SEDA with Cornell; (ii) 31,250,000 shares of common stock underlying the 2005 Secured Convertible Debentures issued to Cornell; (iii) 3,833,334 shares of common stock issued to Cornell as a one-time commitment fee under the 2005 SEDA; (iv) 166,666 shares of common stock issued to Newbridge Securities Corporation, an unaffiliated registered broker-dealer retained by eTotalSource in connection with the 2005 SEDA, as a one-time placement agent fee; and (v) an aggregate of 9,340,000 shares of common stock previously issued in various financing transactions between eTotalSource and certain third-parties.

Item 3. Controls and Procedures.

a. Evaluation Of Disclosure Controls And Procedures

eTotalSource’s Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of eTotalSource’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, eTotalSource disclosure controls and procedures were adequate and effective to ensure that material information relating to eTotalSource that is required to be disclosed by eTotalSource in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to eTotalSource’ management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

b. Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of eTotalSource’ internal controls during the Company’s last fiscal quarter, eTotalSource’ Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to eTotalSource’ internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material litigation, nor are we aware of any potential material litigation, other than as set forth below.

eTotalSource has defended an action and has reached a settlement for $50,000 with Alchemy Communications in connection with a breach of contract claim involving co-location of eTotalSource' servers with Alchemy. $83,000 has been accrued as a judgment payable as of December 31, 2002. eTotalSource intends to pay $50,000 as soon as sufficient funds are available to do so, and in March of 2003, eTotalSource issued 30,000 shares of its common stock in partial satisfaction of the settlement. No action has been taken by Alchemy to enforce the terms of the settlement and eTotalSource does not anticipate any action will be taken by Alchemy to enforce the settlement, provided that the balance of funds owed is paid within a reasonable period of time.

In 1997, Premium was sued by Tusco, Inc. for an alleged breach of the company’s lease with Tusco. Tusco prevailed in its suit and obtained a judgment against Premium for $75,000. No action has been taken by Tusco to enforce the judgment against Premium or eTotalSource, its successor, and eTotalSource does not anticipate any action will be taken by Tusco to enforce the judgment. Nonetheless, eTotalSource has recorded a liability for the full amount of the judgment.

In 1996, Premium was sued by Ally Capital Corporation for an alleged breach of contract claim. Ally prevailed in its suit and obtained a judgment against Premium for $47,000. No action has been taken by Ally to enforce the judgment against Premium or eTotalSource, its successor, and eTotalSource does not anticipate any action will be taken by Ally to enforce the judgment as Ally is no longer in business according to Colorado Secretary of State’s office. Nonetheless, eTotalSource has recorded a liability for the full amount of the judgment.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Notes Payable issued to an unrelated trust in the amount of $40,000 (14% interest), $110,000 (18% interest), and $172,000 (15% interest) are all in default.

Convertible Notes Payable issued to unrelated parties in the total amount of $150,000 at 6% interest are in default.

Note Payable issued to an unrelated party in the amount of $100,000 at 8% interest is in default.

Notes Payable issued to an unrelated trust in the total amount of $300,000 at 10% interest are in default.

A note payable issued to a director in the amount of $10,000 at 9.2% is in default.

Notes Payable to an unrelated party, due August 1, 2005, in the amount of $100,000 at 10%, and $25,000 at 12%, are in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits pursuant to Regulation S-K:

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

2.1	Agreement and Plan of Merger, dated August 7, 2000 between Calipso and Knowledge Foundations, Inc.	Incorporated by reference to Exhibit 2(1) to Form 8-K filed on September 27, 2000

2.2	Merger Agreement, dated April 23, 2002, between ETotalSource, Inc., Knowledge Foundations, Inc. and KFI, Inc.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 9, 2002

2.3	First Amendment to Merger Agreement dated August 8, 2002, between ETotalSource, Inc., KFI, Inc. and Knowledge Foundations, Inc.	Incorporated by reference to Form S-4 filed on August 13, 2002

2.4	Separation and Distribution Agreement by and among Knowledge Foundations, Inc., Cyber Knowledge, Inc. and CKI Group	Incorporated by reference to Form S-4 filed on August 13, 2002

3.1	Articles of Incorporation	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005 (File no. 333-124220)

3.2	Bylaws	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005 (File no. 333-124220)

3.3	Certificate of Amendment of the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated July 14, 2003 (File no. 000-49797)

3.4	Articles of Amendment to the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated December 1, 2003 (File no. 000-49797)

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

3.5	Articles of Amendment to the Articles of Incorporation	Provided herewith

4.1	2003 Stock Plan	Incorporated by reference to the current report on Form S-8 dated May 23, 2003. (File no. 333-105518)

4.11	2004 Stock Plan	Incorporated by reference to the current report on Form S-8 dated July 15, 2004. (File no. 333-111732)

10.1	Plan & Agreement of Reorganization dated December 18, 2002 by and between Premium Enterprises, Inc and eTotalSource, Inc.	Incorporated by reference to the Annual Report on Form 8-K dated December 30, 2002. (File no. 000-49797)

10.2	Employment Agreement of Terry Eilers dated February 7, 2000	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.3	Employment Agreement of Virgil Baker dated February 7, 2000	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.4	Employment Agreement of Michael Sullinger dated August 1, 2002	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.5	Securities Purchase Agreement, dated October 6, 2004 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.6	Investor Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.7	Security Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.8	Irrevocable Transfer Agent Instructions, dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Executive Registrar & Transfer, Inc.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.9	Escrow Agreement (SEDA), dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.10	Escrow Agreement (CD), dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.11	Secured Convertible Debenture	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.12	Standby Equity Distribution Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)
10.13	Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.14	Placement Agent Agreement, dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Newbridge Securities Corporation	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

14.1	Code of Ethics	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

31.1	Section 302 Certification of Terry L. Eilers	Provided Herewith

31.2	Section 302 Certification of Virgil D. Baker	Provided Herewith

32.1	Section 906 Certification of Terry L. Eilers	Provided Herewith

32.2	Section 906 Certification of Virgil D. Baker	Provided Herewith

b.	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eTotalSource, INC.

May 22, 2006	By: /s/ Terry L. Eilers
Terry L. Eilers, President, Principal Executive Officer, and Director

May 22, 2006	By: /s/ Virgil D. Baker
Virgil D. Baker, CFO, Principal Accounting and Financial Officer, and Director