Form 10QSB
period 2006-06-30
ETOTALSOURCE INC
filed 2006-08-30
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended June 30, 2006

Commission File No. 33-49797

ETOTALSOURCE, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1066959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1510 Poole Boulevard, Yuba City, CA	95993
(Address of Principal Executive Offices)	(Zip Code)

(530) 751-9615
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the issuer had 64,267,283 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

ETOTALSOURCE, INC.

FORM 10-QSB

Exhibit 31.1	Section 302 Certification by Chief Executive Officer and Interim Chief Financial Officer (one person)
Exhibit 32.1	Section 906 Certification by Chief Executive Officer and Interim Chief Financial Officer (one person)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ETOTALSOURCE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2006

eTotalSource, Inc.
Consolidated Balance Sheet

ASSETS	June 30, 2006	December 31, 2005
Current Assets
Cash	$435	$118,958
Other	5,478	1,223
Total Current Assets	5,913	120,181

Property and Equipment
Furniture and equipment	83,922	86,451
Less accumulated depreciation	(71,562)	(67,641)
	12,360	18,810

Other Assets
Deposits	801	721
	801	721

Total Assets	$19,074	$139,712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable	$250,000	$250,000
Other notes payable	797,114	772,114
Judgments payable	204,788	204,788
Accounts payable and other accrued liabilities	327,727	291,785
Accrued compensation payable	1,073,809	1,036,104
Accrued interest payable	373,345	265,952
Deferred revenue	—	22,500
Total Current Liabilities	3,026,782	2,843,242

Convertible Notes Payable, less current maturities and $219,194 and $303,452 discount, respectively	732,766	696,548

Total Liabilities	3,759,488	3,539,790

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
48,794,154 shares issued and outstanding	6,327,405	6,226,906
Accumulated (deficit)	(10,067,819)	(9,626,984)
Total Stockholders' Equity	(3,740,414)	(3,400,078)

Total Liabilities and Stockholders' Equity (Deficit)	$19,074	$139,712

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Operations

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005

Revenues	$12,829	$13,998	$25,647	$28,984

General and Administrative Expenses	114,196	267,146	330,396	519,671

Operating Income (Loss)	(101,367)	(253,148)	(304,749)	(490,686)

Other Income (Expense)
Gain (loss) on sale or retirement of assets	594	—	594	—
Interest expense	(127,395)	(64,778)	(221,800)	(112,539)
Bad debt write-off	85,121	—	85,121	—
Other income (expense), net	—	(67)	—	1,275
Total Other Income (Expense)	(41,680)	(64,846)	(136,085)	(111,264)

Net (Loss)	$(143,047)	$(317,994)	$(440,834)	$(601,951)

Basic and Diluted (Loss) per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	54,411,199	46,710,821	51,280,520	46,710,821

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(440,834)	$(601,951)

Depreciation and amortization	89,813	40,594
Gain (loss) on sale or retirement of assets	43	67
Stock options and warrant expense	53,039	52,648

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	—	(1,121)
Decrease (increase) in other current assets	(4,255)	53
Decrease (increase) in deposits	(80)	441
Increase (decrease) in payables, credit cards and accrued liabilities	181,891	377,778
Increase (decrease) in deferred revenue	(22,500)	(22,500)

Net Cash (Used in) Operating Activities	(145,523)	(153,991)

Cash Flows From (Used in) Investing Activities:
Purchase of equipment	—	—

Net Cash (Used in) Investing Activities	—	—

Cash Flows From (Used in) Financing Activities:
Proceeds from the conversion of warrants	2,000	—
Proceeds from the issuance of note payables	25,000	125,000

Net Cash From Financing Activities	27,000	125,000

Increase (decrease) in Cash and Cash Equivalents	(118,523)	(28,991)

Cash and Cash Equivalents - Beginning of Period	118,958	37,849

Cash and Cash Equivalents - End of Period	$435	$8,858

Supplemental Disclosures:
Interest paid	$24,377	$34,608
Income taxes paid	800	1,600
Non-cash investing and financing transactions:
Conversion of debt to equity	48,100	—

See accompanying notes.

ETOTALSOURCE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2006. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by the Company on March 28, 2006.

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

Note C - Management Changes

On April 3, 2006, Virgil Baker, the Chief Financial Officer, submitted his resignation as Chief Financial Officer and Director, such resignation to be effective on May 15, 2006.

On May 1, 2006, John (Cody) Morrow submitted his resignation as Director, such resignation to be effective on May 1, 2006.

Note D - Note Payables

On April 15, 2006, a note payable was issued to an unrelated Trust Pao Lan Jarjabka Trust in the amount of $25,000 bearing interest at 12% interest per annum, and a maturity date of October 15, 2006. The note was issued to complete the post-production of the DVD entitled “Beginning Golf for Women” and for marketing of the DVDs entitled “Family Disaster Preparedness” and “Beginning Golf for Women.”

Note E - Stock Conversions

On April 4, 2006, Cornell Capital Partners, L.P. (“Cornell”) converted $6,500 of convertible debentures into 1,969,697 shares of common stock.

On April 19, 2006, Cornell converted $6,500 of convertible debentures into 1,911,765 shares of common stock.

On April 27, 2006, Cornell exercised its warrant to purchase 2,000,000 shares of common stock for a payment to the Company of $2,000.

On May 10, 2006, Cornell converted $9,000 of convertible debentures into 2,500,000 shares of common stock.

On May 24, 2006, Cornell converted $6,000 of convertible debentures into 2,500,000 shares of common stock.

On June 12, 2006, Cornell converted $5,500 of convertible debentures into 2,291,667 shares of common stock.

On June 28, 2006, Cornell converted $4,600 of convertible debentures into 2,300,000 shares of common stock.

Note F - Events Subsequent to June 30, 2006

On July 12, 2006, Cornell converted $3,500 of convertible debentures into 2,058,824 shares of common stock.

Item 2. Management's Discussion And Analysis Or Plan Of Operations.

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the risks and benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

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

General.

The Company is a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Its past clients have included: U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State University, Logistics Management Institute, First American Title Company, and other corporate entities. The Company works with clients to develop, produce, market, and distribute multimedia instructional and training programming. eTotalSource is also marketing educational training programs it has produced utilizing its proprietary software.

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

Presenta ProTM features include:

 Multi-panel time synchronized presentation;
 Quick content and program development;
 Rich video and content experience;
 Still images;
 Graphics;
 Flash;
 Links to Website;
 Live Cams;
 Test and quizzes to tract performance;
 Users progress can be tracked;
 Diagrams;
 Simple server requirements;
 Reduces training and learning curve time; and
 Easy to implement and use.

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

 Anger Management Facilitator Training and Certification;
 Domestic Violence Facilitator Training and Certification;
 School Maintenance, Cleaning Training and Certification;
 Emergency Disaster Preparedness - Terrorist Awareness; and
 Mandated School Internet Acceptable Use Policy.

Management believes that the production, postproduction and publishing also create an avenue for added revenues and potential profits. For example, if a client provides each of its employees finished packages of one topic area, produced and distributed by eTotalSource, then the Company would realize an additional profit over and above the production and post production profits as each individual package could be sold at $20.00 per unit and costs approximately $5.00 per unit to reproduce and ship.

Intellectual Property Differentiation.

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

Employees.

As of June 30, 2006, we had two full-time employees, both of which were executive personnel. No employees are presently represented by any labor unions. We believe our relations with our employees to be good, however additional employees will need to be recruited to meet our growth projections. eTotalSource has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full-or part-time employees of an unknown number in the next 12 months if its business expands.

Going Concern

There is substantial doubt about the ability of eTotalSource to continue as a going concern as disclosed in the notes to the December 31, 2005 financial statements filed by eTotalSource on Form 10-KSB. Those conditions continued through the first quarter of 2006 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of June 30, 2006, the Company had a working capital deficit of approximately $3 million, which means that our current liabilities exceed our current assets by approximately $3 million.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Risk Factors

eTotalSource Lost Money For The Years Ended December 31, 2005 and 2004, The Six Months Ended June 30, 2006, And Losses May Continue In The Future

For the 12 months ended December 31, 2005 and 2004, we incurred a net loss of $1,284,661 and $2,372,675, respectively. For the six months ended June 30, 2006, we incurred a net loss of $440,834, and for the three months ended June 30, 2006, we incurred a net loss of $143,047. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to issue other debentures as described in detail below under the section of this report entitled “Liquidity & Capital Resources” or borrow from other unrelated parties. If we incur any problems in any of these scenarios, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail or discontinue entirely our business operations, which in-turn would likely result in a lower stock price.

We May Not Be Able To Access Sufficient Funds When Needed

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by additional debentures, although we have no assurance that any third party would accept such debentures given our current financial condition. If such debentures are not accepted by third parties, we would likely curtail or discontinue entirely our operations.

We Have Negative Working Capital Which May Affect our Ability to Continue As A Going Concern

We had negative working capital of $2,723,061 and $2,497,528 at December 31, 2005 and December 31, 2004, respectively, negative working capital of $3,020,869 for the six months ended June 30, 2006, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of June 30, 2006, we had $435 of cash on hand, total current assets were $5,913, and our total current liabilities were $3,026,782. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot issue additional debentures, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders’ Shares

We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of June 30, 2006, we have issued an aggregate of 11,731,908 shares of common stock to finance our operations. We will issue up to an additional 234,088,500 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders’ investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to curtail or cease our operations.

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

Our Success Is Based On Increasing Demand For Our Products

We depend on the continued demand for our products and on favorable general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we should fail to adequately address any of these risks or difficulties, we could be forced to curtail or cease our business operations. Currently, the Company has entered the market place with the DVD entitled “Family Disaster Preparedness” and by September 15, 2006, should have the DVD entitled “Beginning Womens’ Golf” in the marketplace. The Company is relying on these two programs to fund near-term ongoing expenses as well a provide a financial foundation to allow production and delivery on spin-off productions. Should these items not fare well in the marketplace, the Company would not have revenues to continue operations nor produce the spin-off productions without relying on further borrowing or investment.

We Rely On Our Senior Management And Will Be Harmed If Either Or Both Of Them Leave

Our success is dependent on the efforts, experience and relationships of Terry Eilers, our Chief Executive Officer and Chairman, and Michael Sullinger, our Chief Operating Officer and a director. If either of these individuals become unable to continue in their role, our business or prospects could be adversely affected. Although we have entered into employment agreements with each of our executive officers, we cannot assure you that such individuals will continue in their present capacity for any particular period of time.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is currently traded on the Over-the-Counter Bulletin Board (the “OTCBB”) and Pink Sheets. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock is thinly traded compared to larger, more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The average daily trading volume of our common stock from approximately January 1, 2006 through June 30, 2006 was 404,299 shares. The high and low trading price of our common stock during 2006 has been $0.0209 and $0.0021, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, could cause the price of our common stock to fluctuate substantially.

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

Results of Operations

Results of Operations For The Three Month Period Ended June 30, 2006 Compared To The Same Period Ended June 30, 2005

Revenues.

Revenues for the three months ended June 30, 2006 were $12,829 versus $13,998 for the corresponding 2005 period, a decrease of $1,169 or 8%. The decrease was attributable to fewer sales of eTotalSource’s CD training products.

Expenses.

Operating expenses for the three month period ended June 30, 2006 were $114,196 as compared to $267,146 for the comparable 2005 period, a decrease of $152,950 or 57%. The decrease was primarily due to a decrease in decrease in consulting expense, professional services and payroll expenses. Payroll expenses for the three month period ended June 30, 2006 were $45,986 as compared to $90,065 for the comparable period in 2005, a decrease of $44,079 or 49%.

Interest expense for the three month period ended June 30, 2006 was $127,395 as compared to $64,778 for the corresponding 2005 period, an increase of $62,617 or 97%. The increase in interest expense is the result of the amortization expense in 2006 of the fair value of warrants issued as incentives to lenders and the amortization of secured convertible debenture in 2006.

Gain (Loss) From Operations.

eTotalSource recognized a loss for the three month period ended June 30, 2006 in the amount of $143,047 or $0.01 per share, as compared with a loss of $317,993 or $0.01 per share for the corresponding period ended June 30, 2005. The decrease of $174,946 or $0.003 per share was attributable to the increase of interest, decrease of operating expenses, decrease of payroll expenses and write-off of services and accrued payroll forfeited by an officer at the time of his resignation.

Results of Operations For The Six Month Period Ended June 30, 2006 Compared To The Same Period Ended June 30, 2005

Revenues.

Revenues for the six months ended June 30, 2006 were $25,647 versus $28,984 for the corresponding 2005 period, a decrease of $3,327 or 12%. The decrease was attributable to fewer sales of eTotalSource’s CD training products.

Expenses.

Operating expenses for the six month period ended June 30, 2006 were $330,396 as compared to $519,671 for the comparable 2005 period, a decrease of $189,275 or 36%. The decrease was primarily due to a decrease in decrease in consulting expense, professional services and payroll expenses. Payroll expenses for the six month period ended June 30, 2006 were $119,189 as compared to $197,242 for the comparable period in 2005, a decrease of $78,053 or 40%.

Interest expense for the six month period ended June 30, 2006 was $221,800 as compared to $112,539 for the corresponding 2005 period, an increase of $108,561 or 96%. The increase in interest expense is the result of the amortization expense in 2006 of the fair value of warrants issued as incentives to lenders and the amortization of secured convertible debenture in 2006.

Gain (Loss) From Operations.

eTotalSource recognized a loss for the six month period ended June 30, 2006 in the amount of $440,834 or $0.01 per share, as compared with a loss of $601,951 or $0.01 per share for the corresponding period ended June 30, 2005. The decrease of $161,117 or $0.003 per share was attributable to the increase of interest, decrease of operating expenses, decrease of payroll expenses and write-off of services and accrued payroll forfeited by an officer at the time of his resignation.

Contractual Obligations and Commercial Commitments

As of June 30, 2006, the following obligations were outstanding:

Payments Due Period

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,047,114.00		.00	.00	1,047,114
Convertible debentures (net discounts - $218,114)	.00	732,706.00		.00	732,706
Other current liabilities	1,774,880.00		.00	.00	1,774,880
Total contractual cash obligations	$3,026,782	$732,706	$.00	$.00	$3,026,782

Facilities and Leases

eTotalSource leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $1,900. Such premises are adequate to serve eTotalSource’s current staffing level. The offices consist of approximately 1,300 square feet.

Dividends

eTotalSource does not intend to pay dividends in the foreseeable future.

Liquidity and Capital Resources

At June 30, 2006, eTotalSource had $435 in cash with which to conduct operations, a decline of $5,841 during the quarter. There can be no assurance that eTotalSource will be able to complete its business plan or fully exploit business opportunities that management may identify. Accordingly, eTotalSource will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. eTotalSource presently has no capital availability except through the 2005 SEDA described below. All of the funds available under the 2005 SEDA have been delivered to the Company. The 2005 SEDA is completed on behalf of Cornell and they continue to convert under the November 2005 Debentures and related warrants.

eTotalSource is unable to carry out any plan of business without funding. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

eTotalSource does not have capital sufficient to meet its current cash needs. We will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. eTotalSource will need to approximately $2 million to fund its operations over the next 12 months. At the present, our current cash will last approximately 30 days.

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

The 2005 SEDA.

On April 20, 2005, we entered into a Standby Equity Distribution Agreement with Cornell (the “2005 SEDA”). Pursuant to the 2005 SEDA, we could have, at our discretion, periodically sold to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell would have paid eTotalSource 98% of the lowest volume weighted average price of our common stock on the OTCBB or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell would have retained a fee of 5% of each advance under the 2005 SEDA. In connection with the 2005 SEDA, Cornell received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock.

The 2005 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, all of which were dated as of April 20, 2005, were terminated by eTotalSource and Cornell pursuant to that certain Termination Agreement date November 2, 2005, by and between Cornell and the Company.

2006 SB-2 - Registration Statement

On February 14, 2006, the Company’s registration statement on Form SB-2 was declared effective by the SEC. The Company registered the following shares in the SB-2: (i) 200,000,000 shares of common stock issued under the 2005 SEDA with Cornell; (ii) 31,250,000 shares of common stock underlying the 2005 Secured Convertible Debentures issued to Cornell; (iii) 3,833,334 shares of common stock issued to Cornell as a one-time commitment fee under the 2005 SEDA; (iv) 166,666 shares of common stock issued to Newbridge Securities Corporation, an unaffiliated registered broker-dealer retained by eTotalSource in connection with the 2005 SEDA, as a one-time placement agent fee; and (v) an aggregate of 9,340,000 shares of common stock previously issued in various financing transactions between eTotalSource and certain third-parties. The Company will receive no proceeds from any sale of its shares of common stock under the registration statement on Form SB-2.

Item 3. Controls and Procedures.

a. Evaluation Of Disclosure Controls And Procedures

eTotalSource’s Chief Executive Officer and Interim Chief Financial Officer (one person), after evaluating the effectiveness of eTotalSource’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that as of such date, eTotalSource disclosure controls and procedures were adequate and effective to ensure that material information relating to eTotalSource that is required to be disclosed by eTotalSource in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to eTotalSource’ management, including its Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

b. Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of eTotalSource’ internal controls during the Company’s last fiscal quarter, eTotalSource’ Chief Executive Officer and Interim Chief Financial Officer (one person) have determined that there are no changes to eTotalSource’ internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Notes Payable issued on January 4, 2002 to an unrelated trust in the amount of $40,000 (14% interest), $110,000 (18% interest), and $172,000 (15% interest), are all in default. As of June 30, 2006, $322,000 of principal and $32,250 of interest were outstanding on these notes.

Convertible Notes Payable issued on July 31, 2000 to unrelated parties in the total amount of $150,000 at 6% interest are in default. As of June 30, 2006, $150,000 of principal and $41,200 of interest was outstanding on this note.

Note Payable issued on December 3, 2001 to an unrelated party in the amount of $100,000 at 8% interest is in default. As of June 30, 2006, $100,000 of principal and $18,868 of interest was outstanding on this note.

Notes Payable issued on April 15, 2003 and August 3, 2003 to an unrelated trust in the amount of $52,483 and $262,631 at 10% interest are in default. As of June 30, 2006, $315,114 of principal and $7,856 of interest was outstanding on this note.

A note payable issued on January 4, 2002 to a director in the amount of $10,000 at 9.2% is in default. As of June 30, 2006, $10,000 of principal and $5,903 of interest was outstanding on this note.

Notes Payable issued on April 20, 2005 and June 27, 2005, respectively, to an unrelated party, due August 1, 2005, in the amount of $100,000 at 10%, and $25,000 at 12%, are in default. As of June 30, 2006, $125,000 of principal and $16,855 of interest were outstanding on these notes.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits pursuant to Regulation S-K:

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

3.1	Articles of Incorporation	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005.

3.2	Bylaws	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005.

3.3	Certificate of Amendment of the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated July 14, 2003. (File no. 000-49797)

3.4	Articles of Amendment to the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated December 1, 2003 (File no. 000-49797)

4.1	2003 Stock Plan	Incorporated by reference to the current report on Form S-8 dated May 23, 2003. (File no. 333-105518)

4.2	2004 Stock Plan	Incorporated by reference to the current report on Form S-8 dated July 15, 2004. (File no. 333-111732)

10.1	Plan & Agreement of Reorganization dated December 18, 2002 by and between Premium Enterprises, Inc and eTotalSource, Inc.	Incorporated by reference to the Annual Report on Form 8-K dated December 30, 2002. (File no. 000-49797)

10.2	Employment Agreement of Terry Eilers dated February 7, 2000	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.3	Employment Agreement of Michael Sullinger dated August 1, 2002	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.4	Securities Purchase Agreement, dated October 6, 2004 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.5	Investor Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.6	Security Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.7	Irrevocable Transfer Agent Instructions, dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Executive Registrar & Transfer, Inc.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.8	Escrow Agreement (SEDA), dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.9	Escrow Agreement (CD), dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

14.1	Code of Ethics	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

15.1	Letter on Change in Certifying Accountants	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

16.1	Letter on Departure of Director -Virgil Baker	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

16.2	Letter on Departure of Director - John (Cody) Morrow	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act	Provided Herewith

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided Herewith

b.  Reports on Form 8-K:

On August 30, 2006, the Company filed a Current Report on Form 8-K to disclose: (i) a change in the Company’s certifying accountants, (ii) the resignation of Virgil Baker as Chief Financial Officer and a director of the Company, and (iii) the resignation of John (Cody) Morrow as a director of the Company. All of the foregoing events occurred on May 15, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eTotalSource, INC.

August 30, 2006	By:	/s/ Terry L. Eilers
Terry L. Eilers, President, Chief Executive Officer, Interim Chief Financial Officer and Director