Form 10QSB
period 2006-09-30
ETOTALSOURCE INC
filed 2006-12-21
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2006

_________________________________

Commission File No. 33-49797
_________________________________

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

As of September 30, 2006, the issuer had 73,918,019 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐    No ☒

ETOTALSOURCE, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ETOTALSOURCE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006

eTotalSource, Inc.
Consolidated Balance Sheet

ASSETS	(Unaudited) September 30, 2006	December 31, 2005
Current Assets
Cash	$937	$118,958
Other	5,475	1,223
Total Current Assets	6,412	120,181

Property and Equipment
Furniture and equipment	83,922	86,451
Less accumulated depreciation	(74,197)	(67,641)
	9,724	18,810

Other Assets
Deposits	801	721
	801	721
Total Assets	$16,937	$139,712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable	$250,000	$250,000
Other notes payable	797,114	772,114
Judgments payable	204,788	204,788
Accounts payable and other accrued liabilities	348,263	291,785
Accrued compensation payable	1,137,091	1,036,104
Accrued interest payable	434,581	265,952
Deferred revenue	-	22,500
Total Current Liabilities	3,171,837	2,843,242

Convertible Notes Payable, less current maturities and $195,709 and $303,452 discount, respectively	739,291	696,548

Total Liabilities	3,911,128	3,539,790

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
73,918,019 shares issued and outstanding	6,369,922	6,226,906
Accumulated (deficit)	(10,264,112)	(9,626,984)
Total Stockholders' Equity	(3,894,190)	(3,400,078)
Total Liabilities and Stockholders' Equity (Deficit)	$16,937	$139,712

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Operations

	(Unaudited) Three months Ended September 30,		(Unaudited) Nine months Ended September 30,
	2006	2005	2006	2005

Revenues	$333	$12,852	$25,980	$41,836

General and Administrative Expenses	108,386	207,584	438,782	727,254

Operating Income (Loss)	(108,053)	(194,732)	(412,802)	(685,418)

Other Income (Expense)
Gain (loss) on sale or retirement of assets	-	(178)	594	(245)
Interest expense	(89,340)	(75,585)	(311,140)	(188,125)
Bad debt write-off	-	-	85,121	-
Other income (expense), net	1,099	-	1,099	1,342
Total Other Income (Expense)	(88,240)	(75,763)	(224,326)	(187,028)

Net (Loss)	$(196,293)	$(270,495)	$(637,128)	$(872,446)

Basic and Diluted (Loss) per Share	$(0.003)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	54,303,104	46,710,821	57,440,090	46,710,821

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Cash Flows

	(Unaudited) Nine Months Ended September 30,
	2006	2005
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(637,128)	$(872,446)

Depreciation and amortization	115,934	82,071
Gain (loss) on sale or retirement of assets	43	245
Stock options and warrant expense	76,015	72,068
Changes in assets and liabilities:
Decrease (increase) in other current assets	(4,252)	54
Decrease (increase) in deposits	(80)	441
Increase (decrease) in payables, credit cards and accrued liabilities	328,946	501,129
Increase (decrease) in deferred revenue	-	(22,500)

Net Cash (Used in) Operating Activities	(145,021)	(250,188)

Cash Flows From (Used in) Investing Activities:
Purchase of equipment	-	-

Net Cash (Used in) Investing Activities	-	-

Cash Flows From (Used in) Financing Activities:
Proceeds from the conversion of warrants	2,000	-
Proceeds from the issuance of convertible debenture	-	100,000
Proceeds from the issuance of note payables	25,000	125,000

Net Cash From Financing Activities	27,000	225,000

Increase (decrease) in Cash and Cash Equivalents	(118,021)	(25,188)

Cash and Cash Equivalents - Beginning of Period	118,958	37,849

Cash and Cash Equivalents - End of Period	$937	$2,661

Supplemental Disclosures:
Interest paid	$23,417	$68,229
Income taxes paid	800	1,600
Non-cash investing and financing transactions:
Conversion of debt to equity	65,000	-

See accompanying notes.

ETOTALSOURCE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial condition for the periods presented have been included. Such adjustments are of a normal recurring nature. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results of operations that can be expected for the fiscal year ending December 31, 2006. For further information, refer to the Company's audited financial statements and footnotes thereto included in Item 7 of Form 10-KSB filed by the Company on March 28, 2006.

Certain reclassifications have been made to prior year expenses to conform to the current year presentation and have no effect on the reported net loss for either period.

Note B - Going Concern

As reported in the December 31, 2005 financial statements, the Company has incurred significant recurring losses from operations and has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Operating losses and liquidity have worsened through the third quarter of 2006. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note C - Management Changes

On April 3, 2006, Virgil Baker, the Chief Financial Officer, submitted his resignation as Chief Financial Officer and Director, such resignation to be effective on May 15, 2006.

On May 1, 2006, John (Cody) Morrow submitted his resignation as Director, such resignation to be effective on May 1, 2006.

Note D - Note Payables

On April 15, 2006, a note payable was issued to an unrelated trust, Pao Lan Jarjabka Trust, in the amount of $25,000 bearing interest at 12% interest per annum, and a maturity date of October 15, 2006. The note was issued to complete the post-production of the DVD entitled “Beginning Golf for Women” and for marketing of the DVDs entitled “Family Disaster Preparedness” and “Beginning Golf for Women.” This note is in default.

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

On August 4, 2006, Cornell converted $4,300 of convertible debentures into 2,529,412 shares of common stock.

On August 23, 2006, Cornell converted $4,100 of convertible debentures into 2,562,500 shares of common stock.

On September 24, 2006, Cornell converted $5,000 of convertible debentures into 2,500,000 shares of common stock.

Note F - Events Subsequent to September 30, 2006

On October 11, 2006, Cornell converted $5,000 of convertible debentures into 3,125,000 shares of common stock.

On November 4, 2006, Cornell converted $2,500 of convertible debentures into $3,125,000 shares of common stock.

On December 21, 2006 Cornell and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to Cornell in the face amount of $7,642 for a purchase price of $7,642. The conversion price per share, subject to adjustment, is the lesser of (a) $0.0018 or (b) 80% of the lowest Closing Bid Price (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the Conversion Date (as defined in the debenture).

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

Presenta ProTM features include:

☐ Multi-panel time synchronized presentation;
☐ Quick content and program development;
☐ Rich video and content experience;
☐ Still images;
☐ Graphics;
☐ Flash;
☐ Links to Website;
☐ Live Cams;
☐ Test and quizzes to tract performance;
☐ Users progress can be tracked;
☐ Diagrams;
☐ Simple server requirements;
☐ Reduces training and learning curve time; and
☐ Easy to implement and use.

Business Model.

STRATEGY: The Company employs a dual strategy to meet market demands and opportunities that includes both software licensing and publishing.

SOFTWARE LICENSING: The Company is licensing Presenta ProTM software via distribution partners and an internal sales and marketing team. The marketing team will be directing its sales effort in targeting the education, corporate and government markets. The cost of the product ranges from $5,500 to $15,000, and the Company is attempting to position the software package for sales in a volume intensive market in Q4 2006 or Q1 2007. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The Company believes that its aggressive pricing policy appeals to governments, schools and corporate clients.

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

☐ Anger Management Facilitator Training and Certification;
☐ Domestic Violence Facilitator Training and Certification;
☐ School Maintenance, Cleaning Training and Certification;
☐ Emergency Disaster Preparedness - Terrorist Awareness; and
☐ Mandated School Internet Acceptable Use Policy.

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

Employees.

As of September 30, 2006, we had two full-time employees, both of which were executive personnel. No employees are presently represented by any labor unions. We believe our relations with our employees to be good. Additional employees are needed to meet our growth projections. eTotalSource has no expectation or anticipation of significant changes in number of employees in the next 12 months. It may add full-or part-time employees of an unknown number in the next 12 months if its business expands.

Going Concern

There is substantial doubt about the ability of eTotalSource to continue as a going concern as disclosed in the notes to the December 31, 2005 financial statements filed by eTotalSource on Form 10-KSB. Those conditions worsened through the third quarter of 2006 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of September 30, 2006, current liabilities exceed current assets by approximately $3 million.

Management continues to meet operating deficits primarily through short-term borrowings and is attempting to utilize other debt and non-dilutive equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Risk Factors

eTotalSource Lost Money For The Years Ended December 31, 2005 and 2004, And The Nine Months Ended September 30, 2006, And Losses May Continue In The Future

For the 12 months ended December 31, 2005 and 2004, we incurred a net loss of $1,284,661 and $2,372,675, respectively. For the nine months ended September 30, 2006, we incurred a net loss of $637,128, and for the three months ended September 30, 2006, we incurred a net loss of $196,123. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to issue other debentures as described in detail below under the section of this report entitled “Liquidity & Capital Resources” or borrow from other unrelated parties. If we incur any problems in any of these scenarios, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

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

We Have Negative Working Capital Which May Affect our Ability to Continue As A Going Concern

We had negative working capital of $2,723,061 and $2,497,528 at December 31, 2005 and December 31, 2004, respectively, negative working capital of $3,165,425 for the nine months ended September 30, 2006, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of September 30, 2006, we had $937 of cash on hand, total current assets were $6,412, and our total current liabilities were $3,171,837. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot issue additional debentures, we believe that we have sufficient funds to continue operations for approximately one month. We estimate that we will require $2,000,000 to fund our anticipated operating expenses for the next 12 months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Need Additional Capital To Be Successful, Which Will Potentially Dilute The Value Of Our Shareholders’ Shares

We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of September 30, 2006, we have issued an aggregate of 11,731,908 shares of common stock to finance our operations. We will issue up to an additional 234,088,500 shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders’ investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we could be forced to curtail or cease our operations.

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

We Rely On Our Senior Management And Will Be Harmed If Any Or All Of Them Leave

Our success is dependent on the efforts, experience and relationships of Terry Eilers, our Chief Executive Officer and Chairman, and Michael Sullinger, our Chief Operating Officer and a director, and other essential staff. If either of these individuals become unable to continue in their role, our business or prospects could be adversely affected. Although we have entered into employment agreements with each of our executive officers, we cannot assure you that such individuals will continue in their present capacity for any particular period of time.

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

Results of Operations

Results of Operations For The Three Month Period Ended September 30, 2006 Compared To The Same Period Ended September 30, 2005

Revenues.

Revenues for the three months ended September 30, 2006 were $333 versus $12,852 for the corresponding 2005 period, a decrease of $12,519 or 97%. The decrease was attributable to fewer sales of eTotalSource’s CD training products.

Expenses.

Operating expenses for the three month period ended September 30, 2006 were $108,386 as compared to $438,782 for the comparable 2005 period, a decrease of $330,396 or 75%. The decrease was primarily due to a decrease in consulting expense, professional services and payroll expenses. Payroll expenses for the three month period ended September 30, 2006 were $55,782 as compared to $79,081 for the comparable period in 2005, a decrease of $23,299 or 29%.

Interest expense for the three month period ended September 30, 2006 was $89,340 as compared to $75,585 for the corresponding 2005 period, an increase of $13,755 or 18%. The increase in interest expense is the result of the amortization expense in 2006 of the fair value of warrants issued as incentives to lenders and the amortization of secured convertible debenture in 2006.

Gain (Loss) From Operations.

eTotalSource recognized a loss for the three month period ended September 30, 2006 in the amount of $196,293 or $0.01 per share, as compared with a loss of $279,495 or $0.01 per share for the corresponding period ended September 30, 2005. The decrease of $74,202 or $0.001 per share was attributable to the increase of interest, decrease of operating expenses and decrease of payroll expenses.

Results of Operations For The Nine Month Period Ended September 30, 2006 Compared To The Same Period Ended September 30, 2005

Revenues.

Revenues for the nine months ended September 30, 2006 were $25,980 versus $41,836 for the corresponding 2005 period, a decrease of $15,856 or 38%. The decrease was attributable to fewer sales of eTotalSource’s CD training products.

Expenses.

Operating expenses for the nine month period ended September 30, 2006 were $207,584 as compared to $727,254 for the comparable 2005 period, a decrease of $519,670 or 71%. The decrease was primarily due to a decrease in consulting expense, professional services and payroll expenses. Payroll expenses for the nine month period ended September 30, 2006 were $174,971 as compared to $276,323 for the comparable period in 2005, a decrease of $101,352 or 37%.

Interest expense for the nine month period ended September 30, 2006 was $311,140 as compared to $88,124 for the corresponding 2005 period, an increase of $123,016 or 65%. The increase in interest expense is the result of the amortization expense in 2006 of the fair value of warrants issued as incentives to lenders and the amortization of secured convertible debenture in 2006.

Gain (Loss) From Operations.

eTotalSource recognized a loss for the nine month period ended September 30, 2006 in the amount of $637,128 or $0.01 per share, as compared with a loss of $872,446 or $0.01 per share for the corresponding period ended September 30, 2005. The decrease of $235,318 or $0.003 per share was attributable to the increase of interest, decrease of operating expenses, decrease of payroll expenses and write-off of services and accrued payroll forfeited by an officer at the time of his resignation.

Contractual Obligations and Commercial Commitments

As of September 30, 2006, the following obligations were outstanding:

Payments Due Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,047,114.00		.00	.00	1,047,114
Convertible debentures (net discounts - $195,709)	.00	739,291.00		.00	739,291
Other current liabilities	1,919,935.00		.00	.00	1,919,935
Total contractual cash obligations	$3,171,837	$739,291	$.00	$.00	$3,171,837

Facilities and Leases

eTotalSource leases its corporate offices in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $800. Such premises are adequate to serve eTotalSource’s current staffing level. The offices consist of approximately 500 square feet.

Dividends

eTotalSource does not intend to pay dividends in the foreseeable future.

Liquidity and Capital Resources

At September 30, 2006, eTotalSource had $937 in cash with which to conduct operations, an increase of $502 during the quarter. There can be no assurance that eTotalSource will be able to complete its business plan or fully exploit business opportunities that management may identify. Accordingly, eTotalSource will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. eTotalSource presently has no capital availability. All of the funds available under the 2005 SEDA described below have been delivered to the Company. The 2005 SEDA is completed on behalf of Cornell and they continue to convert under the November 2005 Debentures and related warrants.

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

The December 2005 Debenture.

On December 21, 2006 Cornell and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture (the “December 2006 Debenture”) to Cornell in the face amount of $7,642 for a purchase price of $7,642. The conversion price per share, subject to adjustment, is the lesser of (a) $0.0018 or (b) 80% of the lowest Closing Bid Price (as defined in the December 2006 Debenture) of the Company’s common stock for the five trading days immediately preceding the Conversion Date (as defined in the December 2006 Debenture). The proceeds from the December 2006 Debenture were used to pay professional fees relating to accounting work and securities law reporting and compliance.

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

None.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

  None.

Item 3. Defaults Upon Senior Securities.

Notes Payable issued on January 4, 2002 to an unrelated trust in the amount of $40,000 (14% interest), $110,000 (18% interest), and $172,000 (15% interest), are all in default. As of September 30, 2006, $322,000 of principal and $45,150 of interest was outstanding on these notes.

Convertible Notes Payable issued on July 31, 2000 to unrelated parties in the total amount of $150,000 at 6% interest are in default. As of September 30, 2006, $150,000 of principal and $51,951 of interest was outstanding on this note.

Note Payable issued on December 3, 2001 to an unrelated party in the amount of $100,000 at 8% interest is in default. As of September 30, 2006, $100,000 of principal and $21,228 of interest was outstanding on this note.

Notes Payable issued on April 15, 2003 and August 3, 2003 to an unrelated trust in the amount of $52,483 and $262,631 at 10% interest are in default. As of September 30, 2006, $315,114 of principal and $15,799 of interest was outstanding on this note.

A note payable issued on January 4, 2002 to a director in the amount of $10,000 at 9.2% is in default. As of September 30, 2006, $10,000 of principal and $6,133 of interest was outstanding on this note.

Notes Payable issued on April 20, 2005 and June 27, 2005, respectively, to an unrelated party, due August 1, 2005, in the amount of $100,000 at 10%, and $25,000 at 12%, are in default. As of June 30, 2006, $125,000 of principal and $20,510 of interest was outstanding on these notes.

Note Payable issued on April 15, 2006 to an unrelated party in the amount of $25,000 at 12% interest is in default. As of September 30, 2006, $25,000 of principal and $500 of interest was outstanding on this note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits pursuant to Regulation S-K:

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

3.1	Articles of Incorporation	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005.

3.2	Bylaws	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005.

3.3	Certificate of Amendment of the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated July 14, 2003. (File no. 000-49797)

3.4	Articles of Amendment to the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated December 1, 2003 (File no. 000-49797)

4.1	2003 Stock Plan	Incorporated by reference to the current report on Form S-8 dated May 23, 2003. (File no. 333-105518)

4.11	2004 Stock Plan	Incorporated by reference to the current report on Form S-8 dated July 15, 2004. (File no. 333-111732)

10.1	Plan & Agreement of Reorganization dated December 18, 2002 by and between Premium Enterprises, Inc and eTotalSource, Inc.	Incorporated by reference to the Annual Report on Form 8-K dated December 30, 2002. (File no. 000-49797)

10.2	Employment Agreement of Terry Eilers dated February 7, 2000	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.3	Employment Agreement of Virgil Baker dated February 7, 2000	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.4	Employment Agreement of Michael Sullinger dated August 1, 2002	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.5	Securities Purchase Agreement, dated October 6, 2004 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.6	Investor Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.7	Security Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.8	Irrevocable Transfer Agent Instructions, dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Executive Registrar & Transfer, Inc.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.9	Escrow Agreement (SEDA), dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.10	Termination Agreement, dated November 2, 2005, by and among eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005.

10.11	Agreement dated December 21, 2006 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Provided Herewith

10.12	Secured Convertible Debenture dated December 21, 2006 in the Principal Amount of $7,642 issued by eTotalSource, Inc. to Cornell Capital Partners, L.P.	Provided Herewith

14.1	Code of Ethics	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

15.1	Letter on Change in Certifying Accountants	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

16.1	Letter on Departure of Director -Virgil Baker	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

16.2	Letter on Departure of Director - John (Cody) Morrow	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act	Provided Herewith

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided Herewith

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

eTotalSource, INC.

December 21, 2006	By: /s/ Terry L. Eilers
Terry L. Eilers, President, Chief Executive Officer, Interim Chief Financial Officer and Director