Form 10KSB
period 2006-12-31
ETOTALSOURCE INC
filed 2007-04-17
CIK 822998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-KSB

(mark one)
☑	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2006

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

(530) 674-4030
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Note:	Checking the box above will not relieve any registrant required to file reports pursuant to section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Issuer’s revenues for fiscal year ended December 31, 2006: $25,980

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of April 12, 2007 was $167,336. The aggregate market value was based upon the closing price of the Company’s common stock on April 12, 2007 as quoted by the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol (“ETLS.OB”), which was $0.002.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of April 12, 2007 83,668,019 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly, describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format:  No.

ii

ETOTALSOURCE, INC.
FISCAL YEAR 2006 FORM 10-KSB

iii

FORWARD-LOOKING STATEMENTS

Certain statements made in this report on Form 10-KSB are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of eTotalSource, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

The Company or “ ETLS” was incorporated in Colorado on September 16, 1987 as Premium Enterprises, Inc. (“ Premium”). On December 20, 2002, Premium entered into a Plan and Agreement of Reorganization with eTotalSource, Inc., a California corporation (“ eTotalSource”) and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles to change the name of Premium Enterprises, Inc. to eTotalSource, Inc.

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

Recent Developments.

Management Transition. On March 27, 2007, the Company’s Board of Directors accepted the resignations of Terry Eilers, A. Richard Barber, and Michael Sullinger as members of the Board. The Company did not have a disagreement with any of the resigning directors. Mr. Eilers, Mr. Barber, and Mr. Sullinger did not serve on any committees of the Board. On March 27, 2007, the Company’s Board of Directors also accepted the resignations of the following officers: Terry Eilers, President and Chief Executive Officer, and Michael Sullinger, Chief Operating Officer and Secretary. The Company did not have a disagreement with any of the resigning officers.

In addition, on March 27, 2007, the Board of Directors of the Company appointed David Marks as a member of the Board and appointed Frank Orlando as Chief Restructuring Officer, Chief Financial Officer and Secretary of the Company. Mr. Orlando and Mr. Marks are not our employees, and as of the date of this report we do not have employment contracts with either of them nor agreements regarding compensation and related matters. Mr. Orlando and Mr. Marks are each an officer of Crivello Group, LLC and other entities. We expect that Crivello Group, LLC will enter into a management services agreement with us.

The new management team will be undertaking an analysis and evaluation of the Company’s current business model and industry, our assets and liabilities, our financial condition, and overall prospects in order to determine whether to continue the Company’s current operations or to develop and implement a new business strategy that could result in a substantial change in the Company’s business model, a liquidation of the Company’s existing assets, and other changes. During this evaluation phase, we have substantially reduced our production and sales programs and certain other operations and reduced our personnel to no full-time employees and no part-time employees in order to minimize operating costs pending the outcome of the analysis noted above. In addition, during this evaluation phase, we anticipate that our operating revenues will be negligible, that the Company will generate a significant loss from operations, and that the Company will need to obtain debt and/or equity financing for working capital purposes. No assurance can be given that such financing will be available purposes. No assurance can be given that such financing will be available on terms acceptable to the Company.

Debenture Financings. We have entered into a series of debenture financings with Cornell Capital Partners, L.P. (“Cornell”) as described in greater detail below in this report. Most recently, we issued and sold a $7,642 debenture to Cornell in December 2006 and a $72,000 debenture to Cornell in April 2007. The proceeds from these two debt financings were used to pay professional fees associated with securities law compliance, audit fees, transaction costs, and related fees.

Recent Historical Operations.

The Company’s business has been as a developer and supplier of proprietary multimedia software technology, and a publisher of multimedia training content. Its clients have included: U.S. Department of Defense, Boeing, Steven Spielberg Online Film School, Pacific Bell/SBC, Grant School District, California State University, Logistics Management Institute, First American Title Company, and other corporate entities. The Company's clients have worked with ETLS to develop, produce, market, and distribute multimedia development software. ETLS has also marketed educational training programs it has produced utilizing its proprietary software.

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

Business Model.

STRATEGY: The Company has employed a dual strategy to meet market demands and opportunities that includes both software licensing and publishing.

SOFTWARE LICENSING: The Company has licensed Presenta ProTM software via distribution partners and an internal sales and marketing team. The cost of the product ranges from $5,500 to $15,000. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The Company believes that its aggressive pricing policy appeals to governments, schools and corporate clients.

PUBLISHING: The Company has published and produced original content and postproduction services, and has participated in the sales and distribution of the final published product.

ETLS shares in the revenue derived from program sales. The Company has carefully chosen its content, identifying unique subjects and niches offering more probable sales. The Company believes that these topics/markets are generally underserved and in need of the program packages that are produced by ETLS. Examples of finished products that have been marketed include:

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

ETLS’ technological differentiation is based on high quality and low cost software. We believe that Presenta ProTM is easier to use and considerably more flexible than eTotalSource’s closest competitor. We believe that Presenta ProTM is priced to be affordable, cost-effective, and training-efficient. Presenta Pro’sTM ease of implementation and quality has made it a viable choice for authoring software and distance learning tools.

Technology.

The Presenta ProTM production and delivery system is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, compact disk (“ CD”) or digital video disk (“ DVD”). The Presenta ProTM system has been created using the Delphi development system. The server portion of Presenta ProTM is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language (“ XML”). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via Transmission Control Protocol/Internet Protocol (“ TCP/IP”). The end-user client can be run on any Windows based personal computer and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand alone website. We believe that ETLS’ technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.

eTotalSource has no plans for any research and development in the next 12 months.

Employees.

As of December 31, 2006, we had two full-time employees, all of which were executive personnel. No employees are presently, nor as of the end of the 2006 fiscal year, represented by any labor unions. As of the date of this report, we have no full-time employees. As noted above, we have recently implemented a management transition and the new management team is currently evaluating our personnel requirements for the next twelve months in conjunction with determining the Company’s business model. These decisions might or might not require the hiring of additional employees in the next twelve months.

Item 2.	Description Of Property.

The Company occupies approximately 400 square feet out of approximately 700 square feet of office/administrative and storage space leased by Michael Sullinger on a month-to-month basis. The Company’s monthly obligation for this space is approximately $400. Such premises are adequate to serve the Company’s current requirements.

Item 3.	Legal Proceedings.

On December 6, 2006, a creditor, Gary Miller, filed an action against ETLS and Terry Eilers, former President, CEO and Director, for breach of contract in the Superior Court of California, Sutter County claiming damages of $175,000.

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

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTC-BB under the symbol “ETLS.OB”. The table below sets forth, for each of the quarterly periods indicated, the highest and lowest closing bid prices for our common stock as reported on the OTC-BB and the over-the-counter market in the Pink Sheets as maintained by Pink Sheets LLC. The closing bid price for our common stock on April 12, 2007 was $0.002. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

Fiscal 2005	High	Low
First (ended March 31, 2005)	$0.045	$0.014
Second (ended June 30, 2005)	$0.052	$0.015
Third (ended September 30, 2005)	$0.040	$0.015
Fourth (ended December 31, 2005)	$0.040	$0.018

Fiscal 2006	High	Low
First (ended March 31, 2006)	$0.020	$0.006
Second (ended June 30, 2006)	$0.015	$0.002
Third (ended September 30, 2006)	$0.006	$0.002
Fourth (ended December 31, 2006	$0.003	$0.001

Number Of Holders.

As of April 12, 2007 our shareholders list contained approximately 337 shareholders of record of the Company's Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensation plans as of December 31, 2006.

Number
	Number		of Securities
	of Securities	Weighted-Average	Remaining Available
	To Be Issued	Exercise Price	for Future Issuance
	Upon Exercise	of Outstanding	Under Equity
	of Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
	and Rights	Rights	Reflected in Column(A))
	(A)	(B)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	1,262,500	0.50	0

Total	1,262,500	0.50	0

Recent Sales Of Unregistered Shares.

During the last three years, ETLS issued the following unregistered securities pursuant to Section 4(2) and Rule 506 under Regulation D of the Securities Act of 1933, as amended, unless otherwise noted:

On December 21, 2006, the Company issued and sold a $7,642 convertible debenture to Cornell Capital Partners, L.P. (“Cornell”).

On November 3, 2006, Cornell converted $2,500 of convertible debentures into 3,125,000 shares of common stock.

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

On April 4, 2006, Cornell converted $6,500 of convertible debentures into 1,969,697 shares of common stock.

On November 2, 2005, the Company issued to Cornell secured convertible debentures in the principal amount of $1,000,000 (“ November 2005 Debentures”). The November 2005 Debentures were issued to consolidate the 2004 Debentures, in the original principal amount of $350,000, and the August 2005 Debenture, in the original principal amount of $100,000, plus accrued and unpaid interest on the 2004 Debentures and the August 2005 Debenture, and to reflect additional funding in the amount of $530,130. The November 2005 Debentures are secured by substantially all of the Company’s assets, have a three-year term and accrue interest at 12% per annum.  Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debentures, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.024 or (b) an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date (which price may be adjusted pursuant to certain other terms of the November 2005 Debentures). The November 2005 Debentures have been fully subscribed.

On August 24, 2005, the Company issued to Cornell secured convertible debentures in the principal amount of $100,000 (the “ August 2005 Debenture”). Any part of the principal amount of the August 2005 Debenture, plus accrued interest thereon, is convertible at any time up to maturity, at Cornell’s option, into shares of the Company’s common stock at a conversion price equal to $0.02. The August 2005 Debenture was secured by substantially all of the Company’s assets, had a one-year term and accrued interest at 12% per annum. In the event the August 2005 Debenture would have been redeemed, then eTotalSource would issue to Cornell a warrant to purchase 5,000,000 shares at an exercise price of $0.02 or as subsequently adjusted under the terms of the warrant. The August 2005 Debenture was consolidated into the November 2005 Debentures. The August 2005 Securities Purchase Agreement, along with the related Security Agreement, related Secured Convertible Debentures, and related Escrow Agreement were mutually terminated by the Company and Cornell pursuant to the termination agreement executed by Cornell and the Company on November 2, 2005 (the “ November Termination Agreement”).

On April 20, 2005, we entered into a standby equity distribution agreement (the “ 2005 SEDA”) with Cornell. Pursuant to the 2005 SEDA, we could have, at our discretion, periodically sold to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the 2005 SEDA, Cornell would have paid ETLS 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Further, Cornell would have retained a fee of 5% of each advance under the 2005 SEDA. In connection with the 2005 SEDA, Cornell received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock. In light of the limitations contained in the 2005 SEDA, we would have had to submit a $200,000 advance request approximately every 10 trading days for 23 months in order to attain the full $10,000,000 available under the 2005 SEDA. At a recent stock price of $0.012, we would have had to issue 17,006,803 shares of common stock to Cornell to draw down the maximum advance amount of $200,000. The 2005 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, all of which were dated as of April 20, 2005, were terminated by ETLS and Cornell pursuant to the November Termination Agreement.

eTotalSource engaged Newbridge Securities Corporation (“ Newbridge”), an unaffiliated registered broker-related deal, to advise ETLS in connection with the 2004 SEDA. In connection therewith, Newbridge was paid a one-time fee of $10,000 by the issuance of 166,666 restricted shares of ETLS’ common stock issued on October 8, 2004.

Also on April 20, 2005, we issued a secured convertible debenture to Cornell in the principal amount of $350,000 (the “ 2005 Secured Convertible Debenture”), plus accrued interest.  The 2005 Secured Convertible Debenture accrued interest at the rate of 5% per year. At ETLS’ option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the 2005 Secured Convertible Debenture on the second-year anniversary thereof or (ii) converted into shares of eTotalSource common stock. The 2005 Secured Convertible Debenture was convertible into shares of our common stock as a price per share that is equal to $0.112. The 2005 Secured Convertible Debenture was convertible at the holder’s option. The 2005 Secured Convertible Debenture had a term of two years and was secured by all of our assets. At ETLS’ option, the 2005 Secured Convertible Debenture could have been paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the secured 2005 Secured Convertible Debenture, the holder was not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock. As described below, Cornell purchased a 2004 Secured Convertible Debenture in the principal amount of $175,000 from ETLS on October 12, 2004, and a second 2004 Secured Convertible Debenture in the principal amount of $175,000 from ETLS on or about December 2, 2004 pursuant to the 2004 Secured Convertible Debenture. These two 2004 Secured Convertible Debentures were mutually terminated by ETLS and Cornell pursuant to that certain termination agreement executed by the parties on April 20, 2005 (the “ April Termination Agreement”); however, the principal amounts and accrued interest outstanding under the 2004 Secured Convertible Debentures are now subject to the terms and conditions contained in the 2005 Secured Convertible Debentures (i.e., the 2004 Secured Convertible Debentures were refinanced as the 2005 Secured Convertible Debenture). The April 2005 Securities Purchase Agreement, along with the related Security Agreement, related Secured Convertible Debentures, and related Escrow Agreement, all of which were dated as of April 20, 2005, were mutually terminated by ETLS and Cornell pursuant to the November Termination Agreement. On November 2, 2005, the Company consolidated the 2005 Secured Convertible Debentures (which included the 2004 Secured Convertible Debentures) and the August 2005 Debenture, plus accrued and unpaid interest on the 2004 Debentures and the August 2005 Debenture, as well as additional funding in the amount of $530,130, under the terms of the November 2005 Debentures.

On October 12, 2004, we issued a secured convertible debenture to Cornell in the principal amount of $175,000, and on or about December 2, 2004, we issued a second secured convertible debenture to Cornell in the principal amount of $175,000 (collectively, the “ 2004 Secured Convertible Debentures”). The 2004 Secured Convertible Debentures were mutually terminated by ETLS and Cornell pursuant to the April Termination Agreement; however, the principal amounts and accrued interest outstanding under the 2004 Secured Convertible Debentures are now subject to the terms and conditions contained in the 2005 Secured Convertible Debenture (i.e., the 2004 Secured Convertible Debentures were refinanced as the 2005 Secured Convertible Debenture). The 2004 Secured Convertible Debentures accrued interest at the rate of 5% per year. At ETLS’ option, the entire principal amount and all accrued interest could have been either: (i) paid to the holder of the 2004 Secured Convertible Debenture on the third-year anniversary thereof or (ii) converted into shares of ETLS common stock. The 2004 Secured Convertible Debentures were convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price as listed on a principal market, as quoted by Bloomberg, L.P., on October 12, 2004, or (ii) an amount equal to 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The 2004 Secured Convertible Debentures were convertible at the holder’s option. The 2004 Secured Convertible Debentures had terms of two years and were secured by substantially all of our assets. At ETLS’ option, the 2004 Secured Convertible Debentures could have been paid in cash or converted into shares of the Company’s common stock unless converted earlier by the holder. Except after an event of default, as set forth in the 2004 Secured Convertible Debentures, the holders were not entitled to convert such debentures for a number of shares of the Company’s common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock.

On October 6, 2004, we entered into a standby equity distribution agreement (the “ 2004 SEDA”) with Cornell. Pursuant to the 2004 SEDA, we could have, at our discretion, periodically sold to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the 2004 SEDA, Cornell would have paid ETLS 98% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock was traded for the five trading days immediately following the notice date. Further, Cornell would have retained a fee of 5% of each advance under the 2004 SEDA. In connection with the 2004 SEDA, Cornell received a one-time commitment fee in the form of 3,833,334 restricted shares of our common stock issued on October 22, 2004. The 2004 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, each dated October 6, 2004, were mutually terminated by the Company and Cornell on April 20, 2005 pursuant to the April Termination Agreement. However, the 3,833,334 shares of common stock issued as a one-time commitment in connection with the 2004 SEDA were not been cancelled and retained registration rights to be registered in the Company’s next Registration Statement. These shares were registered in the Company’s registration statement that was declared effective in February 2006.

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

Except as otherwise indicated above, ETLS believes that all of the above transactions were transactions not involving any public offering within the meaning of Section 4(2) of the 1933 Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the 1933 Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment.

Item 6.	Management's Discussion And Analysis Or Plan Of Operation.

 Forward-Looking Statements and Associated Risks. This report contains forward-looking statements. Such forward-looking statements may include statements regarding or be based upon, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “ should,” “expect,” “anticipate,” < /font>“estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

Financial Condition and Changes In Financial Condition.

Background.

On December 30, 2002, Premium acquired 91% of the preferred and common stock of eTotalSource pursuant to an Agreement and Plan of Reorganization effective December 30, 2002, by issuing 15,540,011 shares of Premium common stock to eTotalSource shareholders.

Immediately after the transaction, the eTotalSource shareholders owned approximately 88.5% of Premium’s common stock. Coincident with the transaction, Premium changed its fiscal year from June 30 to December 31. The reorganization was recorded as a recapitalization effected by a reverse merger wherein Premium was treated as the acquiree for accounting purposes, even though it is the legal acquirer. The transaction has been accounted for as a purchase, and accordingly, since the transaction occurred December 31, 2002, the results of operations for the periods presented represent solely those of the accounting acquirer, eTotalSource. Since Premium was a non-operating shell with limited business activity, goodwill was not recorded.

Results Of Operations For The Fiscal Year Ended December 31, 2006, Compared To Fiscal Year Ended December 31, 2005.

The Company had revenues from operations of $25,980 and $54,715 in the years ended December 31, 2006 and 2005, respectively, a decrease of $23,735 or 53%. The decrease in revenues was attributable to lower sales of the CD training programs, no post-production income or software sales and final deferred revenue recorded in 2nd quarter.

The Company incurred expenses incident to operations in the amount of $635,110 in 2006 and $1,054,727 in 2005, a decrease of $419,616 or 40%. The decrease was primarily due to a decrease in payroll expenses, fees connected with the convertible debenture bonds and general curtailing of business activities. Payroll expenses for 2006 were $102,996 less than the comparable 2005 period, a 34% decrease. Stock issued for services were $48,000 less than the comparable 2005 period, an 80% decrease.

Interest expense for 2006 was $409,333 as compared with 285,746 for the corresponding 2005 period, an increase of $123,587 or 43%. The increase in interest expense is the result of additional imputed interest on the convertible debenture bonds.

The Company had a net loss on operations of $945,092 in 2006 compared to a loss of $1,284,661 in 2005, a decrease of $334,358 or 26%. The loss per share was approximately $0.01 in 2006 and $0.03 in 2005.

Liquidity & Capital Resources.

The Company had $563 in cash at fiscal 2006 year-end and no other capital resources. The Company needs equity or debt financing for working capital but has no commitments for new capital availability.  There can be no assurance that ETLS will be able to pursue its business plan or fully exploit business opportunities that management may identify. Accordingly, ETLS will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements to cover expenses. ETLS presently has no sources of capital. ETLS is unable to carry out any plan of business without funding. Because of the re-evaluation of our business model currently in process, we are unable to quantify and estimate our working capital requirements for the 12 months ending December 31, 2007. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

The Standby Equity Distribution Agreements.

On November 2, 2005, we terminated the 2005 SEDA, the 2005 Secured Convertible Debentures, the 2005 Securities Purchase Agreement, and all other financing agreements that we entered into with Cornell on April 20, 2005 by execution of the November Termination Agreement. The 2004 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, each dated October 6, 2004, were mutually terminated by the Company and Cornell on April 20, 2005 pursuant to the April Termination Agreement. We have recently entered into a December 2006 Debenture and an April 2007 Debenture. All of the foregoing documents are defined and described in detail in this report.

The November 2005 Debentures.

On November 2, 2005, the Company entered into a Securities Purchase Agreement with Cornell, pursuant to which we issued to Cornell secured convertible debentures in the principal amount of $1,000,000 (i.e., the November 2005 Debentures). Of this amount, $175,000 was previously funded on October 7, 2004, $175,000 was previously funded on December 2, 2004, $100,000 was previously funded on August 19, 2005, and $530,130 was funded on November 4, 2005. The November 2005 Debentures were issued to consolidate these prior debentures and to Debentures were issued to consolidate these prior debentures and to reflect additional funding to the Company in the amount of $530,130.

The November 2005 Debentures are secured by substantially all of the Company’s assets, has a three-year term and accrues interest at 12% per annum.   Cornell is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debenture, plus accrued interest thereon, into shares of the Company’s common stock, at a price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P., on the November 2, 2005 closing date or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the November 2005 Debenture.  In the event the November 2005 Debentures are redeemed, then we will issue to Cornell a warrant to purchase 2,000,000 shares at an exercise price of $0.001 or as subsequently adjusted under the terms of the warrant.

The December 2006 Debenture.

On December 21, 2006 Cornell and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to Cornell in the face amount of $7,642 for a purchase price of $7,642 (the “December 2006 Debenture”). The conversion price per share, subject to adjustment, is the lesser of (a) $0.0018 or (b) 80% of the lowest Closing Bid Price (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the Conversion Date (as defined in the debenture).

The April 2007 Debenture.

On April 13, 2007 Cornell and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to Cornell in the face amount of $72,000 for a purchase price of $72,000 (the “April 2007 Debenture”). The conversion price per share, subject to adjustment, is the lesser of (a) $0.0018 or (b) 80% of the lowest Closing Bid Price (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the Conversion Date (as defined in the debenture).

Contractual Obligations and Commercial Commitments.

As of December 31, 2006, the following contractual obligations were outstanding:

	Payments Due by Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total

Judgments payable	$204,788	$.00	$.00	$.00	$204,788

Short Term note payables	1,047,114.00		.00	.00	1,047,114

Convertible debentures (net discounts - $173,476)	.00	761,666.00		.00	761,666

Other current liabilities	2,092,352.00		.00	.00	2,092,352

Total contractual cash obligations	$3,344,254	$761,666	$.00	$.00	$4,105,919

In addition to the commitments listed in the table above, the Company occupies office/administrative space in Yuba City, California on a month-to-month basis with no expiration date. Monthly rentals under the lease are approximately $400.

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

Financial Condition

There is substantial doubt about the ability of ETLS to continue as a going concern as disclosed in the notes to the December 31, 2006 financial statements filed by ETLS in this Report. Further, the auditor’s report, which accompanied said financial statements, also contained a going concern paragraph which calls into question our ability to continue as a going concern. Those conditions continued through the end of fiscal year 2006 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of December 31, 2006, current liabilities exceed current assets by approximately $3,344,000.

Management continued to meet operating deficits primarily through short-term borrowings and may attempt to utilize debt and equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Going Concern Uncertainty

The Company has incurred significant losses from operations for the year ended December 31, 2006, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing, and re-evaluation of the Company’s business strategy as discussed above in this report. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our auditors have included a going-concern paragraph to their audit report.

Net Operating Loss.

For federal income tax purposes, the Company has net operating loss carry forwards of approximately $5.9 million as of December 31, 2006. These carry forwards will expire at various dates from 2020 through 2024. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

Off-Balance Sheet Arrangements.

None.

Risk Factors Related to the Company.

If any of the risks discussed in this report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our stock could decline significantly and you may lose all or part of your investment. The risk factors described below are not the only ones that may affect us. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

ETLS Lost Money For The Year Ended December 31, 2006 And Losses May Continue In The Future. We Had Negligible Operating Revenue in Fiscal 2006 and Anticipate the Same in Fiscal 2007

For the 12 months ended December 31, 2006 and 2005, we incurred a net loss of $945,092 and $1,284,661, respectively. For the year ended December 31, 2004, we incurred a net loss of $2,372,675. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which we are currently re-evaluating. We had negligible operating revenue in fiscal 2006 and anticipate the same in fiscal 2007. Our ability to continue as a going concern will be dependent upon our ability to raise additional debt and/or equity capital from third party sources, but no such negotiations are currently taking place. If we incur any problems in raising such additional capital, we will experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations, could result in our bankruptcy, and will likely result in a lower stock price.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Insufficient Revenues To Cover Our Operating Costs, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

Our independent auditors added a going concern qualification to their report issued in connection with their audit of our December 31, 2006, December 31, 2005, December 31, 2004, December 31, 2003 and 2002 financial statements. The auditors noted in their report that ETLS incurred significant recurring losses, and as of December 31, 2006 had a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the auditors noted that ETLS required significant additional financing to satisfy outstanding obligations and continue operations, and the auditors opined that unless ETLS obtained suitable significant additional financing, there is substantial doubt about ETLS' ability to continue as a going concern.

The accompanying financial statements have been presented assuming that ETLS will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of December 31, 2006 had a net working capital deficit of approximately $3,344,000, a stockholders’ deficit of $4,104,000, notes payable totaling $1,047,000 were in default with related accrued interest in arrears of $191,358 and legal judgments against the Company of $204,788 had been adjudicated.

Management anticipates that ETLS will incur net losses for the immediate future, and expect ETLS' operating expenses to increase significantly, and, as a result, ETLS will need to generate monthly revenue if it is to continue as a going concern. To the extent that we do not generate revenue at anticipated rates, that we do not obtain additional funding, that our stock price does not increase, that we are unable to adjust operating expense levels accordingly, we may not have the ability to continue on as a going concern. Our financial statements which accompany this report do not include any adjustments that might result from the outcome of this uncertainty.

We Have Negative Working Capital

We had negative working capital of approximately $3,344,000 and  $2,723,000 at December 31, 2006 and December 31, 2005, respectively, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of December 31, 2006, we had $563 of cash on hand and total current assets were $563, and our total current liabilities were $3,344,254. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we have sufficient funds to continue operations for approximately one month. We are unable to presently estimate the working capital that we will require to fund our anticipated operating expenses for the next 12 months because of the business model re-evaluation this is currently in process. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Will Need Additional Capital To Be Successful, Which We May Be Unable To Obtain On Terms Acceptable To Us, If At All, And Which Will Potentially Dilute The Value Of Our Shareholders’ Shares. Significant Dilution Is Possible to Existing Shareholders.

We anticipate we will need substantial capital to execute our business plan once our management’s re-evaluation of our business model is completed. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of December 31, 2006, we have issued a total of 80,168,019 shares of common stock, of which an aggregate of 11,731,908 shares were issued in exchange for cash to finance our operations and the remainder were issued in exchange for services rendered to ETLS. We could be required to issue a substantial number of additional shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders’ investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we will be forced to curtail or cease our operations.

All Of Our Assets Are Securing Our Obligations To Cornell Capital Partners

Pursuant to the terms contained in that certain Amended and Restated Security Agreement, dated November 2, 2005, by and between ETLS and Cornell, all of our obligations under said Agreement, the November 2005 Debentures and subsequent debentures described in other parts of this report, the related Investor Registration Rights Agreement, the related Irrevocable Transfer Agent Instructions, and the related Escrow Agreement are secured by substantially all of our assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

Cornell Could Acquire A Significant Amount Of Our Common Stock And, If It Does So, Could Exercise Significant Influence Over Us By Means Of Its Stockholdings As Well As Though Its Rights As A Secured Debentureholder. The Interests Of Cornell May Differ From Those of Other Stockholders

As of the date of this report, Cornell owns 3,571,429 shares of ETLS common stock and a warrant to purchase 5,000,000 shares of ETLS common stock at $0.02 per share. Based upon those warrants and the conversion rights under the convertible debentures as described in this report, Cornell could acquire a substantially greater position in our common stock, subject to the terms and conditions of the applicable agreements limiting exercise or conversion of the overlying securities, in addition to the rights that Cornell holds as a secured debentureholder. Thus, Cornell could exercise significant influence over the election of directors, determination of policies, appointing the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of Cornell may differ from the interests of other stockholders.

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

We Rely On Our Senior Management And Will Be Harmed If Any Or All Of Them Leave

Our success is dependent on the efforts, experience and relationships of our senior management: David Marks and Frank Orlando. If any of these individuals become unable to continue in their role, our business or prospects could be adversely affected. We do not have employment agreements with Messrs. Marks and Orlando. The new director and officer will be evaluating our assets and business model. Such evaluation could result in a substantial change in our business model, a liquidation of the Company’s existing assets, or other significant changes in the business.

Fluctuations In Our Operating Results May Adversely Affect Our Stock Price And Purchasers Of Our Shares Of Common Stock May Lose All Or A Portion Of Their Investment

Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their share, changes in general conditions in the economy, the financial markets or our industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors.

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

Shareholders should be aware that, according to United States Securities and Exchange Commission (the “ SEC” or the “ Commission”), the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. ETLS' management is aware of the abuses that have occurred historically in the penny stock market. Although ETLS does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to ETLS' securities.

Existing Shareholders Will Experience Significant Dilution From The Conversion Of Debentures

Cornell may convert the November 2005 Debenture, the December 2006 Debenture and April 2007 Debenture into shares of ETLS’ common stock, at a conversion price which is the lesser of a contractually established price per share or a 20% discount to the market price. The subsequent sale of such shares by Cornell could cause significant downward pressure on the price of ETLS’ common stock. This is especially the case if the shares being placed into the market exceed the market’s demand for the shares of ETLS’ common stock. As the stock price of ETLS’ common stock declines, Cornell will be entitled to receive an increasing number of shares under the convertible debentures. The sale of such increasing number of shares by Cornell could cause further downward pressure on the stock price to the detriment and dilution of existing stockholders.

Further, there is no maximum number of shares ETLS might be required to issue under securities with market-price based conversion or exercise prices, such as securities issued in connection with the Cornell Debentures, except for the 4.99% limitation on Cornell’s ownership interest in ETLS at any one time. This limitation may be waived by Cornell upon not less than 65 days prior notice to the Company.

As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue upon conversion of the Cornell Debentures. If our stock price is lower, then our existing stockholders would experience greater dilution.

The Sale Of Material Amounts Of Common Stock Under The Company’s Registration Statement Could Encourage Short Sales By Third Parties

In many circumstances the provisions contained in convertible debentures for companies that are traded on the Over-the-Counter Bulletin Board have the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if ETLS has not performed in such a manner to show that the debt raised will be used to grow the Company. Such an event could place further downward pressure on the price of common stock.

The outstanding Debentures are convertible at a 20% discount to the market price of our common stock. As a result, the opportunity exists for short sellers and others to contribute to the future decline of ETLS’ stock price. Persons engaging in short sales first sell shares that they do not own, and thereafter, purchase shares to cover their previous sales. To the extent the stock price declines between the time the person sells the shares and subsequently purchases the shares, the person engaging in short-sales will profit from the transaction, and the greater the decline in the stock, the greater the profit to the person engaging in such short-sales. Because the Debentures are convertible at a discount to market, it is possible that the debentures could be converted if the market price of our common stock declines, thus, supplying any short sellers with the opportunity to cover their short positions. By contrast, a person owning a long position in a stock, first purchases the shares at the then market price, if the stock price declines while the person owns the shares, then upon the sale of such shares the person maintaining the long position will incur a loss, and the greater the decline in the stock price, the greater the loss which is incurred by the person owning a long position in the stock.

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

Sale Of Shares Eligible For Future Sale Could Adversely Affect The Market Price

Shares that have been issued in reliance on private placement exemptions under the Securities Act of 1933, as amended (the “ 1933 Act”) will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the 1933 Act. In general, under Rule 144 a person (or persons whose shares are aggregated), who has beneficially owned shares acquired in a non-public transaction, for at least one year, including persons who may be deemed affiliates of ETLS would be entitled to sell within any 3-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these stockholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or other costs and expenses. Our substantial leverage could have significant consequences including:

•	making it more difficult for us to satisfy our obligations with respect to the secured convertible debentures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on terms unfavorable to us;

•	restricting us from making strategic acquisitions or exploiting business opportunities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a possible competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants in our convertible debentures and related agreements could adversely affect our business by limiting our operating and strategic flexibility.

The convertible debentures and related agreements governing certain of our outstanding indebtedness contain restrictive covenants that limit our ability to, among other things:

•	issue or sell our common stock or preferred stock;

•	issue or sell any warrant, option, right, contract, call or other security convertible into shares of our common stock;

•	file a registration statement on Form S-8;

•	enter into certain transactions with affiliates; and

•	merge with another company, reorganize, restructure, consummate a reverse stock split consolidation, or sell all or substantially all of our assets.

These covenants could have an adverse effect on our business by limiting our ability to take advantage of a financing, merger and acquisition or other corporate opportunities.  Upon the occurrence of an event of default under our convertible debentures, the holder of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable in cash or shares of our common stock. If the holder accelerates the payment of that indebtedness, our assets currently would be insufficient to repay in full that indebtedness and any other debt.

To service our indebtedness, make capital expenditures and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund potential capital expenditures will depend on our ability to generate and have excess cash in the future, which is dependent on various factors. These factors include our ability to market our products as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to generate sufficient cash flow from operations, we may not realize currently anticipated cost savings and operating improvements on schedule or at all, and future borrowings and/or equity financing may not be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our Chief Restructuring Officer and Director are not our employees; we do not have definitive contracts with them.

Mr. Orlando and Mr. Marks were appointed to their ETLS positions on March 27, 2007, are not our employees, and as of the date of this report we do not have employment contracts with either of them nor agreements regarding compensation and related matters. Mr. Orlando and Mr. Marks are each an officer of Crivello Group, LLC and other entities. We expect that Crivello Group, LLC will enter into a management services agreement with us. Mr. Orlando and Mr. Marks do not devote 100% of their working time to us. If Mr. Orlando or Mr. Marks were unable or unwilling to provide services to us for whatever reason, our business operations would be adversely affected.

Item 7.	Financial Statements And Supplementary Data.

Attached hereto and filed as part of this Report are the Company’s consolidated financial statements for the fiscal year ended December 31, 2006.

Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Item 8a.	Controls And Procedures.

a. Evaluation Of Disclosure Controls And Procedures

ETLS’ Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of eTotalSource’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”)) as of the end of the period covered by this Report, have concluded that as of such date, ETLS disclosure controls and procedures were adequate and effective to ensure that material information relating to ETLS that is required to be disclosed by ETLS in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to ETLS’ management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

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

The following persons were members of the Company’s Board of Directors (the “ Board”) and/or executive officers, in the capacities indicated, as of December 31, 2006:

NAME	AGE	POSITION HELD	TENURE
Terry Eilers(1)	58	President, CEO, Director	2000 - March 27, 2007
Michael Sullinger(2)	60	Secretary, COO, Director	2002 - March 27, 2007
A. Richard Barber(3)	65	Director	2003 - March 27, 2007
____________________

(1) On March 27, 2007, Terry Eilers resigned as President, Chief Executive Officer and Director. There was no disagreement between the Company and Mr. Eilers and Mr. Eilers did not serve on any committees of the Board.

(2) On March 27, 2007, Michael Sullinger resigned as Secretary, Chief Operating Officer and Director. There was no disagreement between the Company and Mr. Sullinger and Mr. Sullinger did not serve on any committees of the Board.

(3) On March 27, 2007, A. Richard Barber resigned as Director. There was no disagreement between the Company and Mr. Barber and Mr. Barber did not serve on any committees of the Board.

New Director and Executive Officer

On March 27, 2007, the Board appointed David Marks as a member of the Company’s Board of Directors and appointed Frank Orlando as Chief Restructuring Officer, Chief Financial Officer and Secretary of the Company.

Mr. Marks will serve as a Director until the next annual meeting of the Company’s stockholders, or until his successor is appointed. Officers will hold their positions at the pleasure of the Board, absent any employment agreement, of which none currently exists.

There is no arrangement or understanding between the directors and officers of ETLS and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The new director and executive officer of ETLS will devote their time to the Company’s affairs on an as needed basis. As a result, the actual amount of time which they will devote to ETLS’ affairs is unknown and may vary substantially from month-to-month.

Business Histories of New Director and Executive Officer

David Marks

Mr. Marks has been the Chairman of Titan Global Holdings, Inc. (“Titan”), a diversified holding company, since May 2005 and previously served as the Chairman from September 2002 until May 2003. From May 2003 until May 2005, Mr. Marks served as one of the Directors of Titan. Mr. Marks has been a member of the Board of Directors of Tech Laboratories, Inc. since February 22, 2007. In addition, from November 2004 until November 2006, Mr. Marks served as the Chairman of the Board of Directors of Thomas Equipment, Inc., a manufacturer and distributor of skid steer loaders and pneumatic and hydraulic components and systems. Mr. Marks has served as Trustee of Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 since 1994. Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 currently have an ownership or investment interest in commercial properties, private residences, natural resources, telecommunications, and technology companies, and other business and investment ventures. Mr. Marks has the responsibility in overseeing all investments by Irrevocable Children's Trust and Irrevocable Children's Trust No. 2 with responsibilities beginning at acquisition and continuing through ownership. Mr. Marks generally acts in the capacity of officer or director for all of the operating companies that are vehicles for investments by the Trusts and is involved in strategic planning, and major decision-making. Mr. Marks is also a managing member of Farwell Equity Partners. Mr. Marks holds a BS in Economics from the University of Wisconsin.

Frank J. Orlando

Mr. Orlando has served as Chief Restructuring Officer, Chief Financial Officer, Secretary and a Director of Headliners Entertainment Group, Inc since January 2007. Since 2004, Mr. Orlando has served as the Executive Vice President and Director of Marine Growth Ventures, Inc. From September 1996 until April 2002, Mr. Orlando was vice president and director of corporate development for Phoenix Internet Technologies, Inc., a start up Internet service provider (ISP). In April 2002, Mr. Orlando was integral in procuring a buyer for Phoenix Internet Technologies and was responsible for seeing the transaction through to its closing, and remained with new owners in a similar capacity until September 2003.  From September 2003 through September 2004, Mr. Orlando acted as a consultant to Phoenix Investors, LLC. Mr. Orlando’s areas of expertise include corporate development, operations, and management, management of strategic acquisitions, and asset liquidation.  Mr. Orlando received Bachelors Degrees in Marketing and Production & Operations Management from the University of Wisconsin - Oshkosh in 1995.

Business Histories of Former Directors and Officers

Terry Eilers, Former President, CEO and Director

Mr. Eilers served as CEO and a Director of ETLS since its formation, and served as its Chairman of the Board of Directors from 2000 until his resignation as President, CEO and Director on March 27, 2007. From 1994 to 2002, Mr. Eilers, along with Virgil Baker, devoted all of his time to the development of online training and the prototype software for Presenta Pro™. In 2000, Mr. Eilers, along with Virgil Baker, formed eTotalSource.com, Inc. and became the CEO and President. From 1987 to 1994, Mr. Eilers was founder of a seminar company and traveled all over the world giving seminars on Real Estate and motivational seminars. From 1984 to 1987, Mr. Eilers served as Vice President, Regional Manager and Regional Training Director for Lawyers Title Company. Mr. Eilers was involved in the creation, operation and sale of Sydney Cambric Publishing from 1983 to 1985, where he was in charge of implementing marketing and management systems, developing and supervising management training and conducting live seminars worldwide for many Fortune 500 companies. Over the past 30 years, Mr. Eilers management and computer sales programs have been utilized by major real estate entities, banks, savings and loans, insurance companies, sales and research organizations and publishing companies worldwide. Mr. Eilers is a frequent author, having written, and published through Crescent Publishing, Sydney Cambric Publishing and the Disney Corporation-Hyperion Publishing, 12 books concentrated in the real estate, business management and personal development fields. Some of the titles Mr. Eilers has written include: How to Sell Your Home Fast (Disney/Hyperion), How To Buy the Home You Want (Disney/Hyperion), The Title and Document Handbook (Sydney Cambric), Mortgage Lending Handbook (Sydney Cambric), Mastering Peak Performance (EMR Publishing), Real Estate Calculator Handbook (Sydney Cambric). Mr. Eilers earned his AA in the Administration of Justice from Sacramento City College in 1971 and from 1970 to 1985 completed extensive course work at California State College, Sacramento, Yuba College, and Lincoln School of Law.

Michael Sullinger, Former Secretary, COO and Director

Mr. Sullinger served as Secretary, COO and a Director of ETLS from 2002 until his resignation as Secretary, COO and Director on March 27, 2007. Mr. Sullinger’s background is in development and management of partnerships and joint ventures. Since 1993, Mr. Sullinger has practiced law in Yuba City, California. Mr. Sullinger has served on the board of numerous government, business and philanthropic organizations. Mr. Sullinger earned his BA in Business from San Francisco State University in 1977, and earned his JD from California Northern School of Law in 1993.

A. Richard Barber, Former Director

Mr. Barber served as a Director of ETLS from 2003 until his resignation as Director on March 27, 2007. Since 1983, Mr. Barber has served as senior partner of A. Richard Barber & Associates, a literary agency and consultant to numerous major publishing companies. From 1969 to 1983, Mr. Barber was the Director of Development for Network Enterprises, Inc., where he supervised the creations and writing of television and film properties. Mr. Barber was a Director and Senior Editor of Public Relations for Viking Penguin, Inc. From 1971 to 1989, Mr. Barber was a lecturer in publishing at New York, Harvard and Radcliff Universities. Mr. Barber earned an M.A. and PhD from Columbia University in 1962-1963.

Family Relationships.

To our knowledge, there are no family relationships between or among the directors and executive officers.

Legal Proceedings.

On December 6, 2006, a creditor, Gary Miller, filed an action against ETLS and Terry Eilers, former President, CEO and Director, for breach of contract in the Superior Court of California, Sutter County claiming damages of $175,000.

Committees; Audit Committee Financial Expert.

Currently, ETLS does not have an executive, audit or any standing committee of the Board. The Company does not have an audit committee, or an audit committee financial expert.

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

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2006 fiscal year as shown in the following table. No cash bonuses were or are to be paid to such persons for services rendered in the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Terry Eilers, President and CEO(1)	2005	$25,000	0	0	0	0	0	0	$25,000
	2006	0	0	0	0	0	0	0	0

Michael Sullinger, Sec., COO, Legal Counsel(2)	2005	$85,000	0	0	0	0	0	0	$85,000
	2006	$11,500	0	0	0	0	0	0	$11,500

Virgil Baker, CFO(3)	2005	$30,000	0	0	0	0	0	0	$30,000
	2006	$16,500	0	0	0	0	0	0	$16,500

(1) March 27, 2007, Terry Eilers resigned as President, Chief Executive Officer and Director.
(2) On March 27, 2007, Michael Sullinger resigned as Secretary, Chief Operating Officer and Director
(3) On May 15, 2006, Virgil Baker resigned as Chief Financial Officer.

There are no compensatory plans or arrangements, with respect to any executive officer of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Director Compensation.

Except as noted below, directors received no cash compensation for their service to the Company as directors for the fiscal year ended December 31, 2006, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board.

Employment Contracts.

Agreements were executed with the Chief Executive Officer, Terry Eilers, and the Chief Financial Officer, Virgil Baker, at the inception of ETLS (i.e., February 7, 2000), which expired December 31, 2006 as to Mr. Eilers and expired May 15, 2006 as to Mr. Baker. Annual salary was $150,000 and $96,000 respectively, and each accrued an annual non-accountable automobile allowance of $9,000. The agreements also provided for 10% royalties on license revenues of ETLS’ Presenta Pro™ software and an annual bonus of incentive stock options (covering 200,000 shares each). In addition, under the employment agreement for Mr. Eilers, he was entitled to a 5% referral commission on certain sales. Unpaid salary and commissions could have been paid with warrants to purchase common stock at $1.00 per share. During 2006 and 2005, CEO compensation expensed pursuant to these arrangements totaled $159,000 and $159,000, respectively, and CFO compensation totaled $93,000 and $105,000, respectively, (exclusive of the fair value of incentive stock options).

An agreement was executed August 1, 2002 with the Chief Operating Officer, Michael Sullinger, which was terminated by Mr. Sullinger on March 27, 2007 upon Mr. Sullinger’s resignation. Annual salary was $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provided for a 10% royalty on the license revenues of ETLS’ Presenta Pro™ software and an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions could have been paid with warrants to purchase common stock at $1.00 per share. During 2006 and 2005, COO compensation expensed pursuant to these arrangements on a half-time basis totaled $69,000 and $69,000, respectively (exclusive of the fair value of incentive stock options).

The following table sets forth, for the fiscal year ended December 31, 2006 certain information regarding the options/SARs granted to ETLS’ named executive officers.

OPTION/SAR GRANTS TABLE

Name	No. of Securities Underlying Options/SARs Granted (#)	% Total Options/SARs Granted to Employees in year ended December 31, 2005 (%)	Exercise or Base Price ($ per Share)	Expiration Date
Terry Eilers	200,000	*	$0.50	12/15/2011
Terry Eilers	100,000	*	$0.50	12/12/2012
Virgil Baker	200,000	*	$0.50	12/15/2011
Virgil Baker	100,000	*	$0.50	12/12/2012
Michael Sullinger	200,000	*	$0.50	12/12/2012
Richard Barber	25,000	*	$0.50	12/15/2011
Richard Barber	25,000	*	$0.50	12/15/2012
Morrow Revocable Trust (beneficially J. Cody Morrow & Family)	200,000	*	$0.50	12/15/2011

_____________
* Were assumed by eTotalSource as part of reorganization

The following table sets forth certain information regarding options exercised in the fiscal year ended December 31, 2006 by the Company’s named executive officers.

Aggregated Options/SAR Exercises
In Last Fiscal Year And
Fiscal Year End Options/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ® Exercisable/Unexercisable

None for any officer or director	0	0	0	0

The following table sets forth certain information regarding long-term incentive plan awards in the fiscal year ended December 31, 2006 by ETLS’ named executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated future payouts under non-stock price-based plans
Name	No. of Shares, units or other rights (#)	Performance or other period until maturation or payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
None for any officer or director	0	0	0	0	0

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The Company had 83,668,019 shares of common stock issued and outstanding as of April 12, 2007. There were no shares of preferred stock issued and outstanding as of April 12, 2007. The table below sets forth certain information with respect to the common stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Class (2)
Common	Terry Eilers	6,672,039(3)	7.9%
	1510 Poole Boulevard
	Yuba City, CA 95993

Common	Michael Sullinger	668,544(4)	0.8%
	1510 Poole Boulevard
	Yuba City, CA 95993

Common	A. Richard Barber	998,352(5)	1.2%
	1510 Poole Boulevard
	Yuba City, CA 95993

	ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (3 PERSONS NAMED ABOVE)	8,338,935	9.9%
_____________

(1) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on 83,668,019 shares of common stock outstanding as of April 12 2007 together with securities exercisable or convertible into shares of common stock within 60 days of April 12, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes options held by Terry Eilers to purchase up to 300,000 shares of the Company’s common stock exercisable within 60 days of April 17, 2007.

(4) Includes options held by Michael Sullinger to purchase up to 200,000 shares of the Company’s common stock exercisable within 60 days of April 17, 2007.

(5) Includes options held by A. Richard Barber to purchase up to 50,000 shares of the Company’s common stock exercisable within 60 days of April 17, 2007.

Mr. Marks and Mr. Orlando were appointed to their ETLS positions on March 27, 2007, and neither of them directly or indirectly owned any of the Company’s securities as of December 31, 2006 or as of the date of this report.

Item 12.     Certain Relationships And Related Transactions.

Since January 1, 2006 ETLS has not entered into a transaction with a value in excess of the lesser of (a) $120,000 or (b) one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years with any director or executive officer or beneficial owner of 5% or more of the Company’s common stock or with any family member of any such beneficial owner of 5% or more of the Company’s common stock.

No officer, director, or affiliate of ETLS has or proposes to have any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

Item 13.      Exhibits And Reports On Form 8-K

The following documents are filed as part of this report:

(a) Exhibits.

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.1	Securities Purchase Agreement, dated November 2, 2005 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.2	Investor Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.3	Secured Convertible Debenture	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.4	Amended and Restated Security Agreement, dated November 2, 2005, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.5	Warrant issued to Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.6	Escrow Agreement (SEDA), dated November 2, 2005, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.7	Irrevocable Transfer Agent Instructions, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Executive Registrar & Transfer, Inc.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.8	Termination Agreement, dated November 2, 2005, by and among eTotalSource, Inc., and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.9	Agreement dated December 21, 2006 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Quarterly Report of Form 10-QSB dated December 21, 2006

10.10	Secured Convertible Debenture dated December 21, 2006 in the Principal Amount of $7,642 issued by eTotalSource, Inc. to Cornell Capital Partners, L.P.	Incorporated by reference to the Quarterly Report of Form 10-QSB dated December 21, 2006

10.11	Agreement dated April 13, 2007 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Filed Herewith

10.12	Secured Convertible Debenture dated April 13, 2007 in the Principal Amount of $72,000 issued by eTotalSource, Inc. to Cornell Capital Partners, L.P.	Filed Herewith

14.1	Code of Ethics	Incorporated by reference to the Registration Statement on Form SB-2 filed on April 21, 2005 (File No. 333-124220).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b) Reports on Form 8-K filed during the quarter ended December 31, 2006: None.

Item 14.      Principal Accountant Fees And Services

Gordon, Hughes & Banks, LLP (“ GHB”), an independent registered public accounting firm, was the Company's principal auditing accounting firm. GHB was dismissed on May 15, 2006.

GHB billed the Company $18,919 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005, review of the Registration Statements filed with the SEC. GHB billed the Company $18,161 for the 2005 audit.

Effective May 15, 2006, the Company engaged Beadle, McBride, Evans & Reeves, LLP (“ BMER”) located at 2285 Renaissance Drive in Las Vegas, Nevada 89119, to become eTotalSource’s new certifying accountant retained to audit the financials of the Company.

BMER billed the Company $13,200 for the following professional services: review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006 and review of the Registration Statements filed with the SEC.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2005 and 2006.

All audit work was performed by the auditors' full-time employees.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETOTALSOURCE, INC.

April 17, 2007	By:	/s/ Frank J. Orlando
Frank J. Orlando, Principal Executive Officer (Chief Restructuring Officer)

April 17, 2007	By:	/s/ Frank J. Orlando
Frank J. Orlando, Principal Accounting and Financial Officer (Chief Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

April 17, 2007	By:	/s/ David M. Marks
David M. Marks, Director

eTotalSource, Inc
Consolidated Financial Statements
Table of Contents

PAGE

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Stockholders' Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
eTotalSource, Inc.
1510 Poole Blvd.
Yuba City, CA 95993

We have audited the accompanying balance sheet of eTotalSource, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses, and as of December 31, 2006 has a substantial liquidity shortage, including default conditions on certain notes payable and judgments payable to creditors. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
April 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eTotalSource, Inc.
Yuba City, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows of eTotalSource, Inc. (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Gordon, Hughes & Banks, LLP

Golden, Colorado
March 7, 2006

eTotalSource, Inc.
Consolidated Balance Sheet
December 31, 2006
Current Assets
Cash	$563
Total Current Assets	563

Property and Equipment
Furniture and equipment	-
Less accumulated depreciation	-
-

Other Assets
Deposits	801

Total Assets	$1,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable	$250,000
Other notes payable	797,114
Judgments payable	204,788
Accounts payable and other accrued liabilities (Including $84,158 owed to related parties)	337,593
Accrued compensation payable	1,249,203
Accrued interest payable	505,555
Total Current Liabilities	3,344,253

Convertible Notes Payable, less current maturities and $171,969 discount	761,666

Total Liabilities	4,105,919

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
80,168,019 shares issued and outstanding	6,467,521
Accumulated (deficit)	(10,572,076)
Total Stockholders' Equity (Deficit)	(4,104,555)

Total Liabilities and Stockholders' Equity (Deficit)	$1,364

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Operations

	December 31,
	2006	2005

Revenues	$25,980	$54,715

General and Administrative Expenses	635,110	1,054,727

Operating Income (Loss)	(609,130)	(1,000,012)

Other Income (Expense)
Gain (loss) on sale or retirement of asset	594	(245)
Interest expense	(409,332)	(285,746)
Bad debts recovered	85,121	-
Loss on impaired assets	(13,444)	-
Other income (expense), net	1,099	1,342
Total Other Income (Expense)	(335,962)	(284,649)

(Loss) before income tax	(945,092)	(1,284,661)

Income tax	-	-

Net (Loss)	$(945,092)	$(1,284,661)

Basic and Diluted (Loss) per Share	$(0.015)	$(0.03)

Weighted Average Common Shares Outstanding	62,954,670	46,710,821

See accompanying notes.

eTotalSource, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Total

December 31, 2004	46,710,821	$5,784,300	$(8,342,323)	$(2,558,023)

Options and warrants -
Services and interest	-	97,685	-	97,685

Additional paid-in-capital
Discounts - convertible debentures	-	344,921	-	344,921

Net (loss)	-	-	(1,284,661)	(1,284,661)

December 31, 2005	46,710,821	6,226,906	(9,626,984)	(3,400,078)

Common Stock
Conversion of debentures ($.0016-.0048 per share)	31,457,198	72,500	-	72,500
Conversion of warrants ($.001 per share)	2,000,000	2,000	-	2,000

Options and warrants -
Services and interest	-	101,632	-	101,632

Additional paid-in-capital
Discounts - convertible debentures	-	1,528	-	1,528
Vested FV of stock compensation cost	-	62,955	-	62,955

Net (loss)	-	-	(945,092)	(945,092)

December 31, 2006	80,168,019	$6,467,521	$(10,572,076)	$(4,104,555)

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Cash Flows

	December 31,
	2006	2005
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(945,092)	$(1,284,661)

Depreciation and amortization	141,450	122,314
Gain (loss) on sale or retirement of assets	43	245
Stock options and warrant expense	101,632	97,685
Vested stock compensation expense	62,955	-
Impairment of patents and trademarks	-	20,873
Impairment of assets	13,444	-
Changes in assets and liabilities:
Decrease (increase) in other current assets	(4,252)	74
Decrease (increase) in deposits	(80)	441
Increase (decrease) in payables, credit cards and accrued liabilities	499,363	394,138
Increase (decrease) in deferred revenue	(22, 500)	(45,000)

Net Cash (Used in) Operating Activities	(153,037)	(693,891)

Cash Flows From (Used in) Investing Activities:
Purchase of equipment	-	-

Net Cash (Used in) Investing Activities	-	-

Cash Flows From (Used in) Financing Activities:
Proceeds from conversion of warrants	2,000	-
Proceeds from convertible debentures	7,642	650,000
Proceeds from notes payable	25,000	125,000

Net Cash From Financing Activities	34,642	775,000

Increase (Decrease) in Cash and Cash Equivalents	(118,395)	81,109

Cash and Cash Equivalents - Beginning of Period	118,958	37,849

Cash and Cash Equivalents - End of Period	$563	$118,958

Supplemental Disclosures:
Interest paid	$24,567	$78,718
Income taxes paid	-	1,600
Non-cash investing and financing transactions:
Conversion of convertible debenture	72,500	-
Discount on convertible debentures	1,528	344,921
Conversion of accrued interest payable to principal	-	15,114

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

Going Concern Uncertainty

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of December 31, 2006 had a net working capital deficit of approximately $3,338,000, a stockholders’ deficit of $4,104,555, notes payable totaling $897,114 were in default with related accrued interest in arrears of $167,194 and judgments against the Company of $204,788 had been adjudicated. Management’s plans to address these matters include the issuance of debt and equity securities and increasing revenue. Unless the Company successfully obtains suitable significant additional financing and attains profitable operations, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Software and Development Costs

The Company capitalizes purchased software that is ready for use and development costs of marketable software incurred from the time of technological feasibility until the software is ready for use. Research and development costs and other computer software maintenance costs are expensed as incurred. As of December 31, 2006, the Company has not capitalized any software development costs.

Furniture and Equipment

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property is depreciated using the straight-line method over estimated useful lives ranging from five to seven years. Depreciation charged to operations was $9,946 in 2006 and $12,281 in 2005.

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

Segment Reporting

In June 1997, Statement of Financial Accounting Standards (“SFAS”) 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance. As of December 31, 2006 and 2005, the Company had one operating segment, publishing proprietary multimedia software technology and training media.

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

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 2006 the Company adopted SFAS No.123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. There were no options granted in 2006 or 2005.

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

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a )  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and ( c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that adoption of (FIN)No. 48 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

NOTE 2. NOTES PAYABLE

Note payable to a trust; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest are due. The note is in default.	$172,000

Note payable to a trust; interest at 10% and principal due January 17, 2003, extended to December 17, 2003 (with interest increased to 18% and due monthly beginning February 17, 2003). The note is in default.	110,000

Note payable to a trust; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest are due. The note is in default.	40,000

Promissory notes payable; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($36,701 at December 31, 2006) are convertible to common stock at $.50 per share. Warrants also issued to two note holders to purchase 37,500 shares of common stock for five years at $.50 per share. The notes are in default.	150,000

Promissory note payable; principal and accrued interest at 8% payable in 2002, extended to May 15, 2003, unsecured. Principal and accrued interest ($18,868 at December 31, 2006) convertible to Company common stock at $.50 per share. Warrants also issued to the note holder to purchase 55,248 shares of common stock for five years at $.50 per share. The note is in default.	100,000

Note payable to an unrelated trust; stated interest rate of 10% due June 2003, extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Accrued unpaid interest of $2,483 was added to the principal in 2005. *	52,483

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Note payable to an unrelated trust; principal and interest at 10% due monthly. This note is a revolving credit obligation and eTotalSource can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Accrued unpaid interest of $12,631 was added to the principal in 2005. *	262,631

Convertible debentures payable to an unrelated company, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest ($136,431 at December 31, 2006) convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $320,734, for the relative value of the warrants; as of December 31, 2006, the debt is stated net of the unamortized discount of $171,968. During 2006, the holder converted $72,500 to 31,457,198 shares of common stock. On January 4, 2007, the holder converted $3,500 to 3,500,000 shares.
755,531

Convertible debentures payable to an unrelated company, principal and interest at 12%, payable December 21, 2008. Principal and accrued interest ($25 at December 31, 2006) convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $1,528, for the relative value of the warrants; as of December 31, 2006, the debt is stated net of the unamortized discount of $1,507.
6,135

Note payable to an unrelated individual; principal and unpaid interest at 12%, due October 15, 2006. The note is in default.	25,000

Note payable to a director; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003, unsecured. The note is in default.	10,000

Note payable to an unrelated company; principal and interest at 10%, due August 1, 2005. The note is in default.	25,000

Note payable to an unrelated company; principal and interest at 12%, due August 1, 2005. The note is in default.	100,000

Total	1,808,780

Less: current maturities	1,047,114

Long-term maturities	$761,666

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

eTotalSource, Inc.
Notes to Consolidated Financial Statements

NOTE 3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2006	2005
Current expense (benefit)	$(249,000)	$(376,000)
Deferred expense	-	-
Valuation allowance	249,000	376,000
Income tax expense (benefit)	$-	$-

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2006	2005
Income tax (benefit) expense at statutory rate	$(323,000)	$(437,000)

Permanent tax differences:
Expenses paid with options	23,000	33,000
Accrued officers compensation	81,000	76,000
Deferred revenue	(8,000)	(15,000)
State taxes	(22,000)	(33,000)
Valuation allowance	249,000	376,000
Income tax expense	$-	$-

The components of deferred income taxes at December 31, 2006 are as follows:

Net operating loss carryovers	$2,016,000
Other	73,000
Total deferred tax asset	2,089,000
Valuation allowance	(2,089,000)
Total net deferred tax	$-

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2006, the Company had total deferred tax assets of $2,089,000. The Company recorded a valuation allowance in the full amount of $2,089,000 at December 31, 2006, against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2006 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

The Company has accumulated net operating loss carry-forwards of approximately $5,929,000. To the extent not used, the net operating loss carry-forwards expire in varying amounts beginning in 2020. As of December 31, 2006, all identified deferred tax assets are reduced by a valuation allowance. Therefore, any additional operating loss carry-forwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional loss carry-forwards.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

NOTE 4. STOCKHOLDERS’ EQUITY

Stock Issued from Exercising of Warrants

On April 27, 2006, Cornell exercised its warrant to purchase 2,000,000 shares of common stock for a payment to the Company of $2,000.

Stock Issued Conversion of Debentures

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

On November 3, 2006, Cornell converted $2,500 of convertible debentures into 3,125,000 shares of common stock.

Stock Options and Warrants Issued for Services and in Lieu of Interest

In 2006 and 2005, the Company recorded expenses for options and warrants to purchase common stock issued to consultants and lenders totaling $166,339 and   $97,685, respectively. Valuations of the transactions are based on the estimated fair value of the options or warrants on the grant date using the Black-Scholes pricing model. Consulting expense is recognized over the term of the option or warrant period. Interest expense is recognized over the related term of the related obligation on a straight-line basis.

Accrued Stock For Services

In 2006 and 2005, the Company recorded expenses for accrued stock for unpaid officer salary totaling $12,000 and $12,000 respectively. The total amount accrued from 2001 to 2006 was $122,787.50.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

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

On January 1, 2006 the Company adopted SFAS No.123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. In accordance with SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During 2006 the Company recorded $62,955 in non-cash charges for the implementation of SFAS No. 123R.

The Company did not grant any options during 2006. The fair value of stock options granted in prior years was estimated using the Black-Scholes model with the following assumptions: expected volatility of 406.37%, expected term of 10 years, risk-free interest of 7.08%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturity for the expected life of the stock option.

A summary of stock options outstanding and exercisable as of December 31, 2006 follows:

	Options Outstanding	Options Outstanding	Options Exercisable	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price

$0.50	1,262,500	5.4 years	1,262,500	$0.50

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Information concerning all stock option activity is summarized in the following table:

	Option Shares	Option Prices Per Share
Outstanding, December 31, 2004	1,262,500	$0.50
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, December 31, 2005	1,262,500	$0.50
Granted	—	—
Forfeited/Expired	—	—
Exercised	—	—
Outstanding, December 31, 2006	1,262,500	$0.50

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123," the Company's net earnings and earnings per share would have been:

	2006	2005
Net loss as applicable to common shareholders	$(945,092)	$(1,284,661)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(120.957)
Pro forma net loss	(945,092)	(1,405,618)

Earnings per share:
Basic - as reported	$(0.015)	$(0.03)
Basic - pro forma	$(0.015)	$(0.03)

The pro forma compensation costs presented above were determined using the weighted average fair values of options granted under the Company's stock option plans. The fair value of the grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. The assumptions utilized for prior years were:

Expected life
Risk-free interest rate	7.08%
Dividend yield	—
Volatility	406.37%

eTotalSource, Inc.
Notes to Consolidated Financial Statements

Stock Options and Warrants Issued to Others

eTotalSource also has outstanding options and warrants that it has issued to consultants and lenders to purchase a total of 7,982,500 shares of common stock of eTotalSource at prices ranging from $.001 to $.50 per share: 40,000 expire in 2006, 817,500 expire in 2007, 7,000,000 expire in 2010 and 125,000 expire in 2011. As of December 31, 2006, the weighted average expected life of all such compensatory options and warrants was 4.4 years.

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

The Company maintains its cash deposits in one bank. Its bank accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The amount on deposit in the financial institution did not exceed the $100,000 FDIC insured limit at December 31, 2006. Management believes that the financial institution is financially sound.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Executive Employment Contracts

The Company has employment agreements with its two executive officers:

1.
Agreements were executed with the Chief Executive Officer at the inception of the Company (February 7, 2000) which expires December 31, 2006. Annual salary is $150,000 and accrues a non-accountable automobile allowance of $9,000. The agreements also provide for an annual bonus of incentive stock options (covering 200,000 shares). In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During both 2006 and 2005, CEO compensation expensed pursuant to these arrangements totaled $159,000 during 2006 and 2005, respectively (exclusive of the fair value and of incentive stock options). The CEO has elected to forego the 2006 and 2005 annual bonus of incentive stock options.

2.
An agreement was executed August 1, 2000 with the Chief Operating Officer which expires December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2006 and 2005, COO compensation expensed pursuant to these arrangements was accrued on a “half-time” basis and totaled $69,000 and $69,000, respectively (exclusive of the fair value of incentive stock options). The officer has elected to forego the 2006 and 2005 annual bonus of incentive stock options.

eTotalSource, Inc.
Notes to Consolidated Financial Statements

On April 3, 2006, Virgil Baker, the Chief Financial Officer, submitted his resignation as Chief Financial Officer and Director, such resignation to be effective on May 15, 2006.

On May 1, 2006, John (Cody) Morrow submitted his resignation as Director, such resignation to be effective on May 1, 2006.

On December 6, 2006, ETLS and Terry Eilers are being sued by Gary Miller for an alleged breach of contract claim. Gary Miller is a holder of three note payables totaling $175,000. The lawsuit is asking for payment of the notes plus all unpaid interest and attorney fees. As of December 31, 2006, accrued unpaid interest was approximately $46,000.

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

NOTE 9. EVENTS SUBSEQUENT TO DECEMBER 31, 2006 (Unaudited)

On January 4, 2007, Cornell converted $3,500 of convertible debentures into 3,500,000 shares of common stock.

On March 28, 2007, Cornell converted $2,500 of convertible debentures into 3,571,429 shares of common stock.

On March 27, 2007, the Board of Directors of Etotalsource, Inc., a corporation organized under the laws of the state of Colorado (the "Company"), accepted the resignations of Terry Eilers and A. Richard Barber as members of the Board of Directors of the Company. The Company did not have a disagreement with any of the resigning directors. Neither Mr. Eilers nor Mr. Barber served on any committees of the Board of Directors.

On March 27, 2007, the Board of Directors of the Company accepted the resignations of the following officers: Terry Eilers - President and Chief Executive Officer, and Michael Sullinger Chief Operating Officer and Secretary. The Company did not have a disagreement with any of the resigning directors.

On March 27, 2007, Board of Directors of the Company appointed David Marks as a member of the Board of Directors and appointed Frank Orlando as Chief Restructuring Officer, Chief Financial Officer and Secretary of the Company.

On April 13, 2007, the Company issued a convertible debenture to Cornell in the principal amount of $72,000 (principal and interest at 12% payable April 13, 2009). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date.