Form 10QSB
period 2007-03-31
ETOTALSOURCE INC
filed 2007-05-17
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2007

_________________________________

Commission File No. 33-49797
_________________________________

ETOTALSOURCE, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1066959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 North Farwell Avenue, Milwaukee, WI	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 727-2695
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

As of March 31, 2007, the issuer had 87,239,448 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐    No ☒

ETOTALSOURCE, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

eTotalSource, Inc.
Consolidated Balance Sheet

	Unaudited March 31, 2007	December 31, 2006
Current Assets
Cash	$126	$563
Total Current Assets	126	563

Other Assets
Deposits	801	801

Total Assets	$927	$1,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Convertible notes payable	$250,000	$250,000
Other notes payable	797,114	797,114
Judgments payable	204,788	204,788
Accounts payable and other accrued liabilities (Including $84,158 owed to related parties)	363,953	337,593
Accrued compensation payable	1,262,453	1,249,203
Accrued interest payable	540,230	505,555
Total Current Liabilities	3,418.539	3,344,253

Convertible Notes Payable, less current maturities and $155,582 discount	773,560	761,666

Total Liabilities	4,192,098	4,105,919

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
87,239,448 shares issued and outstanding	6,473,522	6,467,521
Accumulated (deficit)	(10,664,693)	(10,572,076)
Total Stockholders' Equity (Deficit)	(4,191,171)	(4,104,555)

Total Liabilities and Stockholders' Equity (Deficit)	$927	$1,364

See accompanying notes.

eTotalSource, Inc.
Condensed Consolidated Statements of Operations Unaudited
	Three Months Ended March 31
	2007	2006

Revenues	$-	$12,819

General and Administrative Expenses	16,222	216,201

Operating Income (Loss)	(16,222)	(203,382)

Other Income (Expense)
Interest expense	(76,394)	(94,405)
Other income (expense), net	-	-
Total Other Income (Expense)	(76,394)	(94,405)

Net (Loss)	$(92,616)	$(297,787)

Basic and Diluted (Loss) per Share	$(.001)	$(0.01)

Weighted Average Common Shares Outstanding	83,670,427	47,428,413

See accompanying notes.

eTotalSource, Inc.
Consolidated Statements of Cash Flows Unaudited
	Three Months Ended March 31,
	2007	2006
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(92,616)	$(297,787)

Depreciation	-	2,832
Amortization of discounted notes payable	17,894	26,365
Stock options and warrant expense	-	25,060
Changes in assets and liabilities:
Decrease (increase) in other current assets	-	2
Decrease (increase) in deposits	-	(80)
Increase (decrease) in payables, credit cards and accrued liabilities	74,285	142,179
Increase (decrease) in deferred revenue	-	(11,250)

Net Cash (Used in) Operating Activities	(437)	(112,682)

Cash Flows From (Used in) Investing Activities:
Purchase of equipment	-	-

Net Cash (Used in) Investing Activities	-	-

Cash Flows From (Used in) Financing Activities:
Proceeds from notes payable	-	-

Net Cash From Financing Activities	-	-

Increase (Decrease) in Cash and Cash Equivalents	(437)	(112,682)

Cash and Cash Equivalents - Beginning of Period	563	118,958

Cash and Cash Equivalents - End of Period	$126	$6,276

Supplemental Disclosures:
Interest paid	$-	$20,613
Income taxes paid	-	800
Non-cash investing and financing transactions:
Conversion of debt to equity	-	10,000
Conversion of convertible debenture	6,000	-
Discount on convertible debentures	1,200	-

See accompanying notes.

eTotalSource, Inc.

Notes to Consolidated Condensed Financial Statements as of March 31, 2007

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

Going Concern Uncertainty

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of March 31, 2007 had a net working capital deficit of approximately $3,418,412, a stockholders’ deficit of $4,191,171, notes payable totaling $897,114 were in default and judgments against the Company of $204,788 had been adjudicated. Management’s plans to address these matters include the issuance of debt and equity securities and increasing revenue. Unless the Company successfully obtains suitable significant additional financing and attains profitable operations, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Convertible debentures payable to an unrelated company, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $320,734, for the relative value of the warrants; as of March 31, 2007, the debt is stated net of the unamortized discount of $154,075. During the period ending March 31, 2007, the holder converted $6,000 to 7,071,429 shares of common stock. On April 26, 2007, the holder converted $2,800 to 3,500,000 shares.
767,425
Convertible debentures payable to an unrelated company, principal and interest at 12%, payable December 21, 2008. Principal and accrued interest ($25 at December 31, 2006) convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $1,528, for the relative value of the warrants; as of March 31, 2007, the debt is stated net of the unamortized discount of $1,507.
6,135
Note payable to an unrelated individual; principal and unpaid interest at 12%, due October 15, 2006. The note is in default.	25,000
Note payable to a director; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003, unsecured. The note is in default.	10,000
Note payable to an unrelated company; principal and interest at 10%, due August 1, 2005. The note is in default.	25,000
Note payable to an unrelated company; principal and interest at 12%, due August 1, 2005. The note is in default.	100,000
Total	1,820,674
Less: current maturities	1,047,114
Long-term maturities	$773,560
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

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The fair value of notes and judgments payable approximates fair value because of the market rate of interest on the debt.

NOTE 4. FINANCIAL INSTRUMENTS AND CONCENTRATIONS

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

Executive Employment Contracts

The Company has employment agreements with its two executive officers:

1.
Agreements were executed with the Chief Executive Officer at the inception of the Company (February 7, 2000) which expired December 31, 2006. Annual salary is $150,000 and accrues a non-accountable automobile allowance of $9,000. The agreements also provide for an annual bonus of incentive stock options (covering 200,000 shares). In addition, the CEO is entitled to a 5% referral commission on certain sales. Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During both 2006 and 2005, CEO compensation expensed pursuant to these arrangements totaled $159,000 during 2006 and 2005, respectively (exclusive of the fair value and of incentive stock options). The CEO has elected to forego the 2006 and 2005 annual bonus of incentive stock options. Mr. Eilers resigned on March 27, 2007.

2.
An agreement was executed August 1, 2000 with the Chief Operating Officer which expired December 31, 2007. Annual salary is $120,000 and a non-accountable automobile allowance of $9,000. The agreement also provides for an annual bonus of incentive stock options (covering 200,000 shares). Unpaid salary and commissions can be paid with warrants to purchase common stock at $1 per share. During 2006 and 2005, COO compensation expensed pursuant to these arrangements was accrued on a “half-time” basis and totaled $69,000 and $69,000, respectively (exclusive of the fair value of incentive stock options). The officer has elected to forego the 2006 and 2005 annual bonus of incentive stock options. Mr. Sullinger resigned on March 27, 2007.

On April 3, 2006, Virgil Baker, the Chief Financial Officer, submitted his resignation as Chief Financial Officer and Director, such resignation to be effective on May 15, 2006.

On May 1, 2006, John (Cody) Morrow submitted his resignation as Director, such resignation to be effective on May 1, 2006.

On December 6, 2006, ETLS and Terry Eilers are being sued by Gary Miller for an alleged breach of contract claim. Gary Miller is a holder of three notes payables totaling $175,000. The lawsuit is asking for payment of the notes plus all upaid interest and attorney fees.

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

NOTE 6. STOCK CONVERSION

On January 4, 2007, Cornell converted $3,500 of convertible debentures into 3,500,000 shares of common stock.

On March 28, 2007, Cornell converted $2,500 of convertible debentures into 3,571,429 shares of common stock.

NOTE 7. EVENTS SUBSEQUENT TO MARCH 31, 2007

On April 13, 2007, the Company issued a convertible debenture to Cornell in the principal amount of $72,000(principal and interest at 12% payable April 13, 2009). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date.

On April 26, 2007, Cornell converted $2,800 of convertible debentures into 3,500,000 shares of common stock.

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

Recent Developments

Management Transition . On March 27, 2007, the Company’s Board of Directors accepted the resignations of Terry Eilers, A. Richard Barber, and Michael Sullinger as members of the Board. The Company did not have a disagreement with any of the resigning directors. Mr. Eilers, Mr. Barber, and Mr. Sullinger did not serve on any committees of the Board. On March 27, 2007, the Company’s Board of Directors also accepted the resignations of the following officers: Terry Eilers, President and Chief Executive Officer, and Michael Sullinger, Chief Operating Officer and Secretary. The Company did not have a disagreement with any of the resigning officers.

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

Debenture Financing. We have entered into a series of debenture financings with Cornell Capital Partners, L.P. (“Cornell”) as described in greater detail below in this report. Most recently, we issued and sold a $7,642 debenture to Cornell in December 2006 and a $72,000 debenture to Cornell in April 2007. The proceeds from these two debt financing were used to pay professional fees associated with securities law compliance, audit fees, transaction costs, and related fees.

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

eTotalSource was founded in February 2000 with the express goal of designing a better interface for information and education multimedia delivery. Approximately one year after inception, the beta Presenta Pro TM platform was completed. Presenta Pro TM features back-end development of multi-panel time synchronized presentations and course work, as well as testing, feedback and performance monitoring. Clients are utilizing Presenta Pro TM as a platform for distance learning and computer-based training. Presenta Pro TM is delivered via the Internet, intranet, or CD/DVD ROM. Presenta Pro TM simplifies the production and delivery of multimedia presentations and content while at the same time improving the quality and effectiveness of the presentations. Presenta Pro TM is designed with cost saving features and it offers post-production opportunities.

Presenta Pro TM features include:

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

SOFTWARE LICENSING: The Company has licensed Presenta Pro TM software via distribution partners and an internal sales and marketing team. The cost of the product ranges from $5,500 to $15,000. The nearest competitor (in quality or functionality), Virage, prices its product at substantially higher prices. The Company believes that its aggressive pricing policy appeals to governments, schools and corporate clients.

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

ETLS’ technological differentiation is based on high quality and low cost software. We believe that Presenta Pro TM is easier to use and considerably more flexible than eTotalSource’s closest competitor. We believe that Presenta Pro TM is priced to be affordable, cost-effective, and training-efficient. Presenta Pro’s TM ease of implementation and quality has made it a viable choice for authoring software and distance learning tools.

Technology.

The Presenta Pro TM production and delivery system is modular and was designed to allow rapid addition of functionality. The platform provides high quality streaming of video and audio, and was designed for delivery over the Internet, intranet, compact disk (“ CD”) or digital video disk (“ DVD”). The Presenta Pro TM system has been created using the Delphi development system. The server portion of Presenta Pro TM is a custom control that connects to a Microsoft SQL server. The data is distributed to the viewing client via a custom control that connects to the server via Extensible Markup Language (“ XML”). The backend is scalable and transportable. The production client uses all custom code written in Delphi connecting to the SQL server via Transmission Control Protocol/Internet Protocol (“ TCP/IP”). The end-user client can be run on any Windows based personal computer and requires minimum system resources. There are several modules to the end-user client that allow the producer to export video to either a CD/DVD format or stand alone website. We believe that ETLS’ technology and user interface are advanced in their simplicity of use and ability to deliver multiple platforms and media simultaneously.

eTotalSource has no plans for any research and development in the next 12 months.

 Set forth below is a discussion of the financial condition and results of operations of etotalSource, Inc. (the "Company," "we," "us," or "our") for the three months ended March 31, 2007 and 2006. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

Results of Operations - Three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Revenues.

Revenues for the three months ended March 31, 2007 were $0 verses $12,819 for the corresponding 2005 period, a decrease of $12, 819 or 100%. This decrease was attributed to the decrease in operations of eTotalSource.

Expenses.

Operating expenses for the three month period ended March 31, 2007 were $16,222 as compared to $216,201 for the comparable 2006 period, or a decrease of $199,979 or 92%. This decrease was primarily due to the decrease in operations of eTotalSource.

Interest expense for the three month period ended March 31, 2007 was $76,394 as compared to $94,405 for the comparable 2006 period, a decrease of $18,011 or 19%. This decrease was attributed to the decrease in operations of eTotalSource.

Gain (Loss) From Operations.

eTotalSource recognized a loss for the three month period ended March 31, 2007in the amount of $92,616 or $.001 per share, as compared with a loss of $297,787 or $.001 per share for the corresponding period ended March 31, 2006. The decrease of $205,171 or $0.002 per share was attributable to the decrease in operations of eTotalSource.

Liquidity and Capital Resources

At March 31, 2007, eTotalSource had $126 in cash with which to conduct operations, a decrease of $437 during the quarter, and no other capital resources. The company needs equity or debt financing for working capital but has no commitments for new capital availability.  There can be no assurance that ETLS will be able to pursue its business plan or fully exploit business opportunities that management may identify. Accordingly, ETLS will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. ETLS presently has no sources of capital. ETLS is unable to carry out any plan of business without funding. Because of the re-evaluation of our business model currently in process, we are unable to quality and estimate our working capital requirements for the 12 months ending December 31, 2007. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

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

The December 2006 Debenture.

On December 21, 2006 Cornell and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to Cornell in the face amount of $7,642 for a purchase price of $7,642 (the “December 2006 Debenture”). The conversion price per share, subject to adjustment, is the less of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the conversion date (as defined in the debenture)

The April 2007 Debenture.

On April 13, 2007 Cornell and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to Cornell in the face amount of $72,000 for a purchase price of $72,000 (the “April 2007 Debenture”). The conversion price per share, subject to adjustment, is the less of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the conversion date (as defined in the debenture)

Contractual Obligations and Commercial Commitments

As of March 31, 2007, the following obligations were outstanding:

Payments Due Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,047,114.00		.00	.00	1,047,114
Convertible debentures (net discounts - $155,582)	.00	773,560.00		.00	773,560
Other current liabilities	2,166,636.00		.00	.00	2,166,636
Total contractual cash obligations	$3,418,539	$773,560	$.00	$.00	$4,192,098

In addition to the commitments listed in the table above, the Company occupies office/administration space in Yuba City, California on a month-to-month basis with non expiration date. Month rentals under the lease are approximately $400.

Dividends

eTotalSource does not intend to pay dividends in the foreseeable future.

Item 3. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)   Changes in internal controls.   There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

    None.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2007, the Company is in default under the following notes payable:

Notes Payable issued on January 4, 2002 to an unrelated trust in the amount of $40,000 (14% interest), $110,000 (18% interest), and $172,000 (15% interest), are all in default. As of March 31, 2007, $322,000 of principal was outstanding on these notes.

Convertible Notes Payable issued on July 31, 2000 to unrelated parties in the total amount of $150,000 at 6% interest are in default. As of March 31, 2007, $150,000 of principal was outstanding on this note.

Note Payable issued on December 3, 2001 to an unrelated party in the amount of $100,000 at 8% interest is in default. As of March 31, 2007, $100,000 of principal was outstanding on this note.

Notes Payable issued on April 15, 2003 and August 3, 2003 to an unrelated trust in the amount of $52,483 and $262,631 at 10% interest are in default. As of March 31, 2007, $ 315,114 of principal was outstanding on this note.

A note payable issued on January 4, 2002 to a director in the amount of $10,000 at 9.2% is in default. As of March 31, 2007, $10,000 of principal was outstanding on this note.

Notes Payable issued on April 20, 2005 and June 27, 2005, respectively, to an unrelated party, due August 1, 2005, in the amount of $100,000 at 10%, and $25,000 at 12%, are in default. As of March 31, 2007, $125,000 of principal was outstanding on these notes.

Note Payable issued on April 15, 2006 to an unrelated party in the amount of $25,000 at 12% interest is in default. As of March 31, 2007, $25,000 of principal was outstanding on this note.
Item 4. Submission of Matters to a Vote of Security Holders.

None.
Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits pursuant to Regulation S-K:

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

3.1	Articles of Incorporation	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005.

3.2	Bylaws	Incorporated by Reference to the Registration Statement of Form SB-2 filed on April 21, 2005.

3.3	Certificate of Amendment of the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated July 14, 2003. (File no. 000-49797)

3.4	Articles of Amendment to the Articles of Incorporation	Incorporated by reference to the current report on Form 8-K dated December 1, 2003 (File no. 000-49797)

4.1	2003 Stock Plan	Incorporated by reference to the current report on Form S-8 dated May 23, 2003. (File no. 333-105518)

4.11	2004 Stock Plan	Incorporated by reference to the current report on Form S-8 dated July 15, 2004. (File no. 333-111732)

10.1	Plan & Agreement of Reorganization dated December 18, 2002 by and between Premium Enterprises, Inc and eTotalSource, Inc.	Incorporated by reference to the Annual Report on Form 8-K dated December 30, 2002. (File no. 000-49797)

10.2	Employment Agreement of Terry Eilers dated February 7, 2000	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.3	Employment Agreement of Virgil Baker dated February 7, 2000	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.4	Employment Agreement of Michael Sullinger dated August 1, 2002	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.5	Securities Purchase Agreement, dated October 6, 2004 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.6	Investor Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.7	Security Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

10.8	Irrevocable Transfer Agent Instructions, dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Executive Registrar & Transfer, Inc.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.9	Escrow Agreement (SEDA), dated October 6, 2004, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

10.10	Termination Agreement, dated November 2, 2005, by and among eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005.

10.11	Agreement dated December 21, 2006 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Company’s on Form 10-QSB dated December 21, 2006.

10.12	Secured Convertible Debenture dated December 21, 2006 in the Principal Amount of $7,642 issued by eTotalSource, Inc. to Cornell Capital Partners, L.P.	Incorporated by reference to the Company’s on Form 10-QSB dated December 21, 2006.

14.1	Code of Ethics	Incorporated by reference to the pending Registration Statement on Form SB-2 dated November 24, 2004 (File no. 333-120786)

15.1	Letter on Change in Certifying Accountants	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

16.1	Letter on Departure of Director -Virgil Baker	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

16.2	Letter on Departure of Director - John (Cody) Morrow	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2006

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act	Filed herewith

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer (one person) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eTotalSource, Inc.

May 17, 2007	By: /s/ Frank J. Orlando

Frank J. Orlando Chief Restructuring Officer, Chief Financial Officer, Secretary and Director