Form 10QSB
period 2007-06-30
ETOTALSOURCE INC
filed 2007-08-20
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended June 30, 2007

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

As of June 30, 2007, the issuer had 115,515,639 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐    No ☒

ETOTALSOURCE, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

eTotalSource, Inc.
Balance Sheets

	June 30, 2007	December 31, 2006
	Unaudited
Current Assets
Cash	$3,439	$563
Prepaid Expense	2,950	-
Total Current Assets	6,389	563

Other Assets
Deposits	801	801
	801	801

Total Assets	$7,190	$1,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Other convertible notes payable	$50,000	$50,000
Convertible notes payable - related parties	175,000	175,000
Other notes payable	50,000	50,000
Notes payable - related parties	782,114	772,114
Judgments payable	204,788	204,788
Accounts payable and other accrued liabilities (including $74,158 owed to related parties)	323,410	340,359
Accrued compensation payable	1,262,453	1,249,203
Accrued interest payable	28,220	24,500
Accrued interest payable - related parties	415,347	302,314
Accrued interest payable - judgments	190,433	174,975
Total Current Liabilities	3,481,765	3,344,253
Convertible Debentures, to a Related Party, less current maturities and net of unamortized discount of $139,207 and 173,946, respectively	843,934	761,666
Total Liabilities	4,325,699	4,105,919

Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
115,515,639 and 80,168,019 shares issued and outstanding, respectively	6,560,005	6,467,521
Accumulated (deficit)	(10,878,514)	(10,572,076)
Total Stockholders' Equity (Deficit)	(4,318,509)	(4,104,555)

Total Liabilities and Stockholders' Equity (Deficit)	$7,190	$1,364

See accompanying notes.

eTotalSource, Inc.
Condensed Statements of Operations Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenues	$-	$12,819	$-	$25,647

General and Administrative Expenses	104,888	114,196	121,111	330,396

Operating Income (Loss)	(104,888)	(101,367)	(121,111)	(304,749)

Other Income (Expense)
Interest expense	(103,701)	(127,395)	(180,095)	(221,800)
Gain (loss) on sale or retirement of assets	-	594	-	594
Bad debt write-off	-	85,121	-	85,212
Other income (expense), net	-	-	(20)	-
Total Other Income (Expense)	(103,701)	(41,680)	(180,115)	(136,085)

Net (Loss)	$(208,589)	$(143,047)	$(301,226)	$(440,834)

Basic and Diluted (Loss) per Share	$(.002)	$(0.01)	$(.003)	$(0.01)

Weighted Average Common Shares Outstanding	95,705,363	54,411,199	90,603,747	51,280,520

See accompanying notes.

eTotalSource, Inc.
Statements of Cash Flows Unaudited

	Six Months Ended June 30,
	2007	2006
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(301,226)	$(440,834)

Amortization of discounted convertible debentures	46,665	89,813
Gain (loss) on sale or retirement of assets	-	43
Stock options and warrant expense	48,873	50,398
Changes in assets and liabilities:
Decrease (increase) in other current assets	-	(4,255)
Decrease (increase) in deposits	-	(80)
Decrease (increase) in prepaid expense	(2,950)	-
Increase (decrease) in payables (related party)	13,250	-
Increase (decrease) in payables, and accrued liabilities	(6,947)	181,892
Increase (decrease) in Accrued Interest Payable	3,720	-
Increase (decrease) in Accrued Interest Payable (related party)	112,033	-
Increase (decrease in Accrued Interest Payable (judgments)	15,458	-
Increase (decrease) in deferred revenue	-	(22,500)
Net Cash (Used in) Operating Activities	(69,124)	(145,523)

Cash Flows From (Used in) Investing Activities:
Purchase of equipment	-	-
Net Cash (Used in) Investing Activities	-	-

Cash Flows From (Used in) Financing Activities:
Proceeds from exercise of warrants	-	2,000
Proceeds from issuance of convertible debt	72,000	-
Proceeds from notes payable	-	25,000
Net Cash From Financing Activities	72,000	27,000

Increase (Decrease) in Cash	2,876	(118,523)

Cash - Beginning of Period	563	118,958

Cash - End of Period	$3,439	$435

Supplemental Disclosures of Cash flow Information:
Interest paid	$-	$24,377
Income taxes paid	-	800
Non-cash investing and financing transactions:
Conversion of debt to equity	-	10,000
Conversion of convertible debenture	24,000	-
Discount on convertible debentures	14,400	-

See accompanying notes.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of June 30, 2007

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United states for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes there to contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities Exchange Commission.

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair statement of such operations. All such adjustments are of a normal recurring nature.

Reclassification

Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

Going Concern Uncertainty

The Company’s financial statements are prepared based on the going concern principle. That principal anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital, loans and advances. There are not guarantees that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company’s ability to establish a viable business.

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

NOTE 2. OTHER CONVERTIBLE NOTES PAYABLE AT JUNE 30, 2007

Convertible notes payable; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($16,988 at June 30, 2007) are convertible to common stock at $.50 per share. The notes are in default.	50,000

NOTE 3. CONVERTIBLE NOTES PAYABLE (RELATED PARTIES) AT JUNE 30, 2007

Convertible notes payable to a shareholder; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($24,682 at June 30, 2007) are convertible to common stock at $.50 per share. Warrants also issued to note holders to purchase 18,500 shares of common stock for five years at $.50 per share. The notes are in default.	75,000

Convertible note payable to a shareholder; principal and accrued interest at 8% payable in 2002, extended to May 15, 2003, unsecured. Principal and accrued interest ($26,750 at June 30, 2007) convertible to Company common stock at $.50 per share. Warrants also issued to the note holder to purchase 55,248 shares of common stock for five years at $.50 per share. The note is in default.	100,000

Total	175,000

NOTE 4. OTHER NOTES PAYABLE AT JUNE JUNE 30, 2007

Note payable; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($8,494 at June 30, 2007) . Warrants also issued to note holder to purchase 18,750 shares of common stock for five years at $.50 per share. The notes are in default.	25,000

Note payable to an unrelated individual; principal and interest at 12%, due October 15, 2006, when principal and unpaid interest ($2,738 at June 30, 2007) are due. The note is in default.	25,000

Total	50,000

NOTE 5. NOTES PAYABLE (RELATED PARTIES) AT JUNE 30, 2007

Note payable to a shareholder; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest ($41,819 at June 30, 2007) are due. The note is in default.	$172,000

Note payable to a shareholder; interest at 10% and principal due January 17, 2003, extended to December 17, 2003 when principal and unpaid interest ($32,094 at June 30 ,2007) (with interest increased to 18% and due monthly beginning February 17, 2003) are due. The note is in default.	110,000

Note payable to a shareholder; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest ($9,725 at June 30, 2007) are due. The note is in default.	40,000

Note payable to a shareholder; stated interest rate of 10% due June 2003, extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006, when principal and unpaid interest ($6,557 at June 30, 2007) are due. This note is in default.	52,483

Note payable to a shareholder; principal and interest at 10% due monthly. This note is a revolving credit obligation and the Company can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006, when principal and unpaid interest ($32,811 at June 30, 2007) are due. This note is in default.	262,631

Note payable to a shareholder; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003 when principal and unpaid interest ($10,291 at June 30, 2007) are due, unsecured. The note is in default.	20,000

Note payable to Cornell, a shareholder; principal and interest at 10%, due August 1, 2005, when principal and unpaid interest ($5,021 at June 30, 2007) are due. The note is in default.	25,000

Note payable to Cornell, a shareholder; principal and interest at 12%, due August 1, 2005 when principal and unpaid interest ($26,334 at June 30, 2007) are due. The note is in default.	100,000

Total	782,114

NOTE 6. CONVERTIBLE DEBENTURES (RELATED PARTIES) AT JUNE 30, 2007

Convertible debentures payable to a Cornell, a shareholder, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $320,734, for the fair value of the warrants; as of June 30, 2007, the debt is stated net of the unamortized discount of $125,221. During the period ending June 30, 2007, the holder converted $24,000 to 35,347,620 shares of common stock.
778,279

Convertible debentures payable to a Cornell, a shareholder, principal and interest at 12%, payable December 21, 2008. Principal and accrued interest ($25 at December 31, 2006) convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $1,528, for the relative value of the warrants; as of June 30, 2007, the debt is stated net of the unamortized discount of $1,125.
6,517

On April 13, 2007, the Company issued a convertible debenture to Cornell, a shareholder, in the principal amount of $72,000(principal and interest at 12% payable April 13, 2009). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. In connection with this transaction the Company recorded a discount of $14,400, for the fair valued of the warrant; as of June 30, 2007, the debt is stated net of the unamortized discount of $12, 861.
59,139

Total	843,934

NOTE 7. STOCK OPTIONS AND WARRANTS ISSUED FOR SERVICES AND IN LIEU OF INTEREST

For the six month ended June 30 2007, the Company recorded expenses for options and warrants to purchase common stock issued to consultants and lenders totaling $48,873 and $13,360, respectively. Valuations of the transactions are based on the estimated fair value of the options or warrants on the grant date using the Black-Scholes pricing model. Consulting expense is recognized over the term of the option or warrant period. Interest expense is recognized over the related term of the related obligation on a straight-line basis.

NOTE 8. RELATED PARTY TRANSACTONS

For the six month ended June 30, 2007, the Company accrued $12,500 of officer compensation to a stockholder and former officer of the Company.

NOTE 9. STOCKHOLDER EQUITY AND RELATED PARTY TRANSACTONS

For the six month ended June 30, 2007, Cornell, a shareholder and a holder of Convertible Debentures converted $24,000 of convertible debentures into 35,347,620 shares of common stock.

NOTE 10. SUBSEQUENT EVENTS

On August 13, 2007, the Company signed a promissory note in the amount of $7,640 with YA Global Investments, L.P. at an interest rate of 14%.. This promissory note is due on or before October 1, 2007. The proceeds of this note are to be distributed as follows: $3,933 to the auditor, $2,000 to Vintage Filings, and $1,707 to the Chief Restructuring Officers for expenses incurred.

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

Results of Operations - Three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Revenues.

Revenues for the three months ended June 30, 2007 were $0 verses $12,819 for the corresponding 2006 period, a decrease of $12, 819 or 100%. This decrease was attributed to the decrease in operations of eTotalSource.

Expenses.

Operating expenses for the three month period ended June 30, 2007 were $104,888 as compared to $114,196 for the comparable 2006 period, or a decrease of $9,308 or 8%. This decrease was primarily due to the decrease in operations of eTotalSource.

(Loss) From Operations.

eTotalSource recognized a loss for the three month period ended June 30, 2007in the amount of $104,88, as compared with a loss of $101,367 for the corresponding period ended June 30, 2006. The increase of $3,521 or 3% was attributable to the decrease in operations of eTotalSource.

Interest Expense

Interest expense for the three month period ended June 30, 2007 was $103,701 as compared to $127,395 for the comparable 2006 period, a decrease of $23,694 or 19%. This decrease was attributed to the reduction in related warrants and related imputed interest.

Net Loss

Net loss for the three month period ended June 30, 2007 was $208,589 as compared to $143,047 for the comparable 2006 period, an increase of 139,609 or 32%. This increase was attributed to the decrease in operations of eTotalSource.

Results of Operations - Six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Revenues.

Revenues for the six months ended June 30, 2007 were $0 verses $25,647 for the corresponding 2006 period, a decrease of $25,647 or 100%. This decrease was attributed to the decrease in operations of eTotalSource.

Expenses.

Operating expenses for the six month period ended June 30, 2007 were $121,110 as compared to $330,396 for the comparable 2006 period, or a decrease of $209,286 or 63%. This decrease was primarily due to the decrease in operations of eTotalSource.

(Loss) From Operations.

eTotalSource recognized a loss for the six month period ended June 30, 2007in the amount of $121,110, as compared with a loss of $304,749 for the corresponding period ended June 30, 2006. The decrease of $183,639 or 60% was attributable to the decrease in operations of eTotalSource.

Interest /Expense

Interest expense for the six month period ended June 30, 2007 was $180,095 as compared to $221,800 for the comparable 2006 period, a decrease of $41,705 or 19%. This decrease was attributed to the reduction in related warrants and related imputed interest.

Net Loss

Net loss for the six month period ended June 30, 2007 was $301,225 as compared to $440,834 for the comparable 2006 period, a decrease of 65,542 or 46%. This decrease was attributed to the decrease in operations of eTotalSource.

Liquidity and Capital Resources

At June 30, 2007, eTotalSource had $18 in cash with which to conduct operations, a decrease of $108 during the quarter, and no other capital resources. The company needs equity or debt financing for working capital but has no commitments for new capital availability. There can be no assurance that ETLS will be able to pursue its business plan or fully exploit business opportunities that management may identify. Accordingly, ETLS will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. ETLS presently has no sources of capital. ETLS is unable to carry out any plan of business without funding. Because of the re-evaluation of our business model currently in process, we are unable to quality and estimate our working capital requirements for the 12 months ending December 31, 2007. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

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

August 2007 Promissory Note

On August 13, 2007, the Company signed a promissory note in the amount of $7,640 with YA Global Investments, L.P. at an interest rate of 14%.. This promissory note is due on or before October 1, 2007. The proceeds of this note are to be distributed as follows: $3,933 to the auditor, $2,000 to Vintage Filings, and $1,707 to the Chief Restructuring Officers for expenses incurred.

Contractual Obligations and Commercial Commitments

As of June 30, 2007, the following obligations were outstanding:

Payments Due Period

Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,057,114.00		.00	.00	1,057,114
Convertible debentures (unamortized discount- $139,207)	.00	843,943.00		.00	843,934
Other current liabilities	2,219,863.00		.00	.00	2,219,863
Total contractual cash obligations	$3,481,765	$843,943	$.00	$.00	$4,325,699

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

None.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

    None.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2007, the Company is in default under the following notes payable:

Convertible Note payable to unrelated party in the amount of $50,000 at 6% interest is in default. As of June 30, 2007, $50,000 in principal and $16,988 in interest was outstanding on this note.

Convertible Note payable to a shareholder in the amount of $75,000 at 6% interest is in default. As of June 30, 2007, $75,000 in principal and $24,682 in interest was outstanding on this note.

Convertible Note Payable issued on December 3, 2001 to a shareholder in the amount of $100,000 at 8% interest is in default. As of June 30, 2007, $100,000 of principal and $26,750 in interest was outstanding on this note.

Note payable to an unrelated party in the amount of $25,000 at 6% interest rate is in default. As of June 30, 2007, $25,000 in principal and $8,494 in interest was outstanding on this note.

Note Payable issued on April 15, 2006 to an unrelated party in the amount of $25,000 at 12% interest is in default. As of June 30, 2007, $25,000 of principal and $2,738 in interest was outstanding on this note.

Notes Payable issued on January 4, 2002 to a shareholder in the amount of $172,000 at 14% interest is in default. As of June 30, 2007, $172,000 in principal and $41,819 in interest was outstanding on these notes.

Notes Payable issued on January 4, 2002 to a shareholder in the amount of $110,000 at 14% interest is in default. As of June 30, 2007, $110,000 in principal and $32,094 in interest was outstanding on these notes.

Notes Payable issued on January 4, 2002 to a shareholder in the amount of $40,000 at 14% interest is in default. As of June 30, 2007, $40,000 in principal and $9,725 in interest was outstanding on these notes.

Notes Payable issued on April 15, 2003 and August 3, 2003 to a shareholder in the amount of $52,483 and $262,631 at 10% interest are in default. As of June 30, 2007, $ 315,114 of principal was outstanding on these notes in addition to $6,557 and $32,811 in interest respectively.

Note payable issued on January 4, 2002 to a shareholder in the amount of $20,000 at 9.2% is in default. As of June 30, 2007, $20,000 of principal and $10,291 in interest was outstanding on this note.

Notes Payable issued on April 20, 2005 and June 27, 2005, respectively, to a shareholder, due August 1, 2005, in the amount of $100,000 at 12%, and $25,000 at 10%, are in default. As of June 30, 2007, $125,000 of principal was outstanding on these notes in addition to $26,334 and $5,021 in interest respectively.

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

eTotalSource, Inc.

August 20, 2007	By:
Frank J. Orlando Chief Restructuring Officer, Chief Financial Officer, Secretary and Director