Form 10QSB
period 2007-09-30
ETOTALSOURCE INC
filed 2007-11-19
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2007
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

As of September 30, 2007, the issuer had 195,265,639 shares of common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐    No ☒

ETOTALSOURCE, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements.

eTotalSource, Inc.
Balance Sheets

	Unaudited September 30, 2007	December 31, 2006
Current Assets
Cash	$5,439	$563
Prepaid Expense	2,950	-
Total Current Assets	8,389	563

Other Assets
Deposits	-	801
-		801

Total Assets	$8,389	$1,364

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Other convertible notes payable	$50,000	$50,000
Convertible notes payable - related parties	175,000	175,000
Other notes payable	50,000	50,000
Notes payable - related parties	789,754	782,114
Judgments payable	204,788	204,788
Accounts payable and other accrued liabilities (including $74,158 owed to related parties)	319,986	340,359
Accrued compensation payable	1,092,204	1,249,203
Accrued interest payable	38,609	24,500
Accrued interest payable - related parties	462,961	302,314
Accrued interest payable - judgments	201,237	174,975
Total Current Liabilities	3,384,539	3,344,253
Convertible Debentures, to a Related Party, less current maturities and net of unamortized discount of $113,732 and 173,946, respectively	835,410	761,666
Total Liabilities	4,219,949	4,105,919

Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
195,265,639 and 80,168,019 shares issued and outstanding, respectively	6,595,717	6,467,521
Accumulated (deficit)	(10,807,277)	(10,572,076)
Total Stockholders' Equity (Deficit)	(4,211,560)	(4,104,555)

Total Liabilities and Stockholders' Equity (Deficit)	$8,389	$1,364

See accompanying notes.

eTotalSource, Inc.
Condensed Statements of Operations Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Revenues	$-	$333	$-	$25,980

General and Administrative Expenses	9,940	108,386	131,288	438,782

Operating Income (Loss)	(9,940)	(108,053)	(131,288)	(412,802)

Other Income (Expense)
Interest expense	(94,284)	(89,340)	(274,162)	(311,140)
Gain (loss) on sale or retirement of assets	-	-	-	594
Bad debt write-off	-	-	-	85,121
Other income (expense), net	170,250	1,099	170,250	1,099
Total Other Income (Expense)	75,966	(88,241)	(103,912)	(224,326)

Net (Loss)	$66,026	$(196,294)	$(235,200)	$(637,128)

Basic and Diluted (Loss) per Share	$0.001	$(0.01)	$(0.002)	$(0.01)

Weighted Average Common Shares Outstanding	126,622,940	54,303,104	98,665,714	57,440,090

See accompanying notes.

eTotalSource, Inc.
Statements of Cash FlowsUnaudited

	Nine Months Ended September 30,
	2007	2006
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(235,200)	$(637,128)
Depreciation and amortization	-	115,934
Amortization of discounted convertible debentures	74,146	-
Gain (loss) on sale or retirement of assets	-	43
Stock options and warrant expense	55,796	76,015
Changes in assets and liabilities:
Decrease (increase) in other current assets	801	(4,252)
Decrease (increase) in deposits	-	(80)
Decrease (increase) in prepaid expense	(2,950)	-
Increase (decrease) in payables (related party)	-	-
Increase (decrease) in payables, and accrued liabilities	(167,373)	326,947
Increase (decrease) in accrued interest payable	14,108	-
Increase (decrease) in accrued interest payable (related party)	159,646	-
Increase (decrease in accrued interest payable (judgments)	26,262	-
Increase (decrease) in deferred revenue	-	(22,500)
Net Cash (Used in) Operating Activities	(74,764)	(145,021)

Cash Flows From (Used in) Investing Activities:
Purchase of equipment	-	-
Net Cash (Used in) Investing Activities	-	-

Cash Flows From (Used in) Financing Activities:
Proceeds from exercise of warrants	-	2,000
Proceeds from issuance of convertible debt	72,000	-
Proceeds from notes payable related party	7,640	25,000
Net Cash From Financing Activities	79,640	27,000

Increase (Decrease) in Cash	4,876	(118,021)

Cash - Beginning of Period	563	118,958

Cash - End of Period	$5,439	$937

Supplemental Disclosures of Cash flow Information:
Interest paid	$-	$24,377
Income taxes paid	-	800
Non-cash investing and financing transactions:
Conversion of debt to equity	-	65,000
Conversion of convertible debenture	58,000	-
Discount on convertible debentures	14,400	-

See accompanying notes.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of September 30, 2007

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

NOTE 2. OTHER CONVERTIBLE NOTES PAYABLE AT SEPTEMBER 30, 2007

Convertible notes payable; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($17,744 at September 30, 2007) are convertible to common stock at $.50 per share. The notes are in default.	50,000

NOTE 3. CONVERTIBLE NOTES PAYABLE (RELATED PARTIES) AT SEPTEMBER 30, 2007

Convertible notes payable to a shareholder; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($25,816 at September 30, 2007) are convertible to common stock at $.50 per share. Warrants also issued to note holders to purchase 18,500 shares of common stock for five years at $.50 per share. The notes are in default.	75,000

Convertible note payable to a shareholder; principal and accrued interest at 8% payable in 2002, extended to May 15, 2003, unsecured. Principal and accrued interest ($28,766 at September 30, 2007) convertible to Company common stock at $.50 per share. Warrants also issued to the note holder to purchase 55,248 shares of common stock for five years at $.50 per share. The note is in default.	100,000

Total	175,000

NOTE 4. OTHER NOTES PAYABLE AT SEPTEMBER 30, 2007

Note payable; interest at 6% payable monthly, due in 2001, unsecured. Principal and accrued interest ($8,8,72 at September 30, 2007) . Warrants also issued to note holder to purchase 18,750 shares of common stock for five years at $.50 per share. The notes are in default.	25,000

Note payable to an unrelated individual; principal and interest at 12%, due October 15, 2006, when principal and unpaid interest ($3,494 at September 30, 2007) are due. The note is in default.	25,000

Total	50,000

NOTE 5. NOTES PAYABLE (RELATED PARTIES) AT SEPTEMBER 30, 2007

Note payable to a shareholder; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest ($48,322 at September 30, 2007) are due. The note is in default.	$ 172,000

Note payable to a shareholder; interest at 10% and principal due January 17, 2003, extended to December 17, 2003 when principal and unpaid interest ($35,614 at June 30 ,2007) (with interest increased to 18% and due monthly beginning February 17, 2003) are due. The note is in default.	110,000

Note payable to a shareholder; interest at 15% payable monthly through December 18, 2003 when principal and unpaid interest ($11,238 at September 30, 2007) are due. The note is in default.	40,000

Note payable to a shareholder; stated interest rate of 10% due June 2003, extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006, when principal and unpaid interest ($7,880 at September 30, 2007) are due. This note is in default.	52,483

Note payable to a shareholder; principal and interest at 10% due monthly. This note is a revolving credit obligation and the Company can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006, when principal and unpaid interest ($39,431 at September 30, 2007) are due. This note is in default.	262,631

Note payable to a shareholder; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003 when principal and unpaid interest ($10,754 at September 30, 2007) are due, unsecured. The note is in default.	20,000

Note payable to Cornell, a shareholder; principal and interest at 10%, due August 1, 2005, when principal and unpaid interest ($5,651 at September 30, 2007) are due. The note is in default.	25,000

Note payable to YA Global Investors, a shareholder; principal and interest at 14%, due October 1, 2007, when principal and unpaid interest ($141 at September 30, 2007) are due.	7,640

Note payable to Cornell, a shareholder; principal and interest at 12%, due August 1, 2005 when principal and unpaid interest ($29,359 at September 30, 2007) are due. The note is in default.	100,000

Total	789,754

NOTE 6. CONVERTIBLE DEBENTURES (RELATED PARTIES) AT SEPTEMBER 30, 2007

Convertible debentures payable to a Cornell, a shareholder, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $320,734, for the fair value of the warrants; as of September 30, 2007, the debt is stated net of the unamortized discount of $101,737. During the period ending September 30, 2007, the holder converted $82,000 to 115,097,620 shares of common stock.
767,763

Convertible debentures payable to a Cornell, a shareholder, principal and interest at 12%, payable December 21, 2008. Principal and accrued interest ($25 at December 31, 2006) convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $1,528, for the relative value of the warrants; as of September 30, 2007, the debt is stated net of the unamortized discount of $934.
6,708

On April 13, 2007, the Company issued a convertible debenture to Cornell, a shareholder, in the principal amount of $72,000(principal and interest at 12% payable April 13, 2009). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. In connection with this transaction the Company recorded a discount of $14,400, for the fair valued of the warrant; as of September 30, 2007, the debt is stated net of the unamortized discount of $11,061.
60,939

Total	835,410

NOTE 7. STOCK OPTIONS AND WARRANTS ISSUED FOR SERVICES AND IN LIEU OF INTEREST

For the nine month ended September 30 2007, the Company recorded expenses for options and warrants to purchase common stock issued to consultants and lenders totaling $55,796. Valuations of the transactions are based on the estimated fair value of the options or warrants on the grant date using the Black-Scholes pricing model. Consulting expense is recognized over the term of the option or warrant period. Interest expense is recognized over the related term of the related obligation on a straight-line basis.

NOTE 8. RELATED PARTY TRANSACTONS

For the nine month ended September 30, 2007, the Company wrote off $170,250 of accrued officer compensation expense from previous periods as debt forgiveness.

NOTE 9. STOCKHOLDER EQUITY AND RELATED PARTY TRANSACTONS

For the nine month ended September 30, 2007, Cornell, a shareholder and a holder of Convertible Debentures converted $58,000 of convertible debentures into 115,097,620 shares of common stock.

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

 Set forth below is a discussion of the financial condition and results of operations of etotalSource, Inc. (the "Company," "we," "us," or "our") for the nine months ended September 30, 2007 and 2006. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

Results of Operations - Three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Revenues.

Revenues for the three months ended September 30, 2007 were $0 verses $333 for the corresponding 2006 period, a decrease of $333 or 100%. This decrease was attributed to the decrease in operations of eTotalSource.

Expenses.

Operating expenses for the three month period ended September 30, 2007 were $9,940 as compared to $108,386 for the comparable 2006 period, or a decrease of $98,446 or 91%. This decrease was primarily due to the decrease in operations of eTotalSource.

(Loss) From Operations.

eTotalSource recognized a loss for the three month period ended September 30, 2007 in the amount of $9,940, as compared with a loss of $108,053 for the corresponding period ended September 30, 2006. The increase of $98,113 or 91% was attributable to the decrease in operations of eTotalSource.

Interest Expense

Interest expense for the three month period ended September 30, 2007 was $94,284 as compared to $89,340 for the comparable 2006 period, a decrease of $4,944 or 5%. This decrease was attributed to the reduction in related warrants and related imputed interest.

Other Income/(Expense)
 Other income (expense) for the three month period ended September 30, 2007 was $75,966 as compared to ($88,241) for the comparable 2006 period, an increase of $164,207 or 100%. This increase was attributed to the accrued officer compensation expenses from previous periods reversed as unforgiven expenses.

Net Income/(Loss)

Net income for the three month period ended September 30, 2007 was $66,026 as compared to a net loss of ($196,294) for the comparable 2006 period, an increase of 262,320 or 100%. This increase was attributed to the decrease in operations of eTotalSource.

Results of Operations - Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Revenues.

Revenues for the nine months ended September 30, 2007 were $0 verses $25,980 for the corresponding 2006 period, a decrease of $25,980 or 100%. This decrease was attributed to the decrease in operations of eTotalSource.

Expenses.

Operating expenses for the nine month period ended September 30, 2007 were $131,288 as compared to $438,782 for the comparable 2006 period, or a decrease of $307,498 or 70%. This decrease was primarily due to the decrease in operations of eTotalSource.

(Loss) From Operations.

eTotalSource recognized a loss for the nine month period ended September 30, 2007in the amount of ($131,288), as compared with a loss of ($412,802) for the corresponding period ended September 30, 2006. The decrease of $281,514 or 68% was attributable to the decrease in operations of eTotalSource.

Interest Expense

Interest expense for the nine month period ended September 30, 2007 was $274,162 as compared to $311,140 for the comparable 2006 period, a decrease of $36,978 or 12%. This decrease was attributed to the reduction in related warrants and related imputed interest.

Other Income/(Expense)
 Other income (expense) for the nine month period ended September 30, 2007 was ($103,912) as compared to ($224,326) for the comparable 2006 period, an increase of $120,414 or 200%. This increase was attributed to the accrued officer compensation expenses from previous periods reversed as unforgiven expenses.

Net Income/(Loss)

Net loss for the nine month period ended September 30, 2007 was ($235,200) as compared to a net loss of ($637,128) for the comparable 2006 period, an increase of $401,928 or 200%. This decrease was attributed to the decrease in operations of eTotalSource.

Liquidity and Capital Resources

At September 30, 2007, eTotalSource had $18 in cash with which to conduct operations, and no other capital resources. The company needs equity or debt financing for working capital but has no commitments for new capital availability.  There can be no assurance that ETLS will be able to pursue its business plan or fully exploit business opportunities that management may identify. Accordingly, ETLS will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. ETLS presently has no sources of capital. ETLS is unable to carry out any plan of business without funding. Because of the re-evaluation of our business model currently in process, we are unable to quality and estimate our working capital requirements for the 12 months ending December 31, 2007. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2007, the following obligations were outstanding:

Payments Due Period
Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,064,754.00		.00	.00	1,064,754
Convertible debentures (unamortized discount- $113,732)	.00	835,410.00		.00	835,410
Other current liabilities	2,114,997.00		.00	.00	2,114,997
Total contractual cash obligations	$3,384,539	$835,410	$.00	$.00	$4,219,949

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

None.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2007, the Company is in default under the following notes payable:

Convertible Note payable to unrelated party in the amount of $50,000 at 6% interest is in default. As of September 30, 2007, $50,000 in principal and $17,744 in interest was outstanding on this note.

Convertible Note payable to a shareholder in the amount of $75,000 at 6% interest is in default. As of September 30, 2007, $75,000 in principal and $25,816 in interest was outstanding on this note.

Convertible Note Payable issued on December 3, 2001 to a shareholder in the amount of $100,000 at 8% interest is in default. As of September 30, 2007, $100,000 of principal and $28,766 in interest was outstanding on this note.

Note payable to an unrelated party in the amount of $25,000 at 6% interest rate is in default. As of September 30, 2007, $25,000 in principal and $8,872 in interest was outstanding on this note.

Note Payable issued on April 15, 2006 to an unrelated party in the amount of $25,000 at 12% interest is in default. As of September 30, 2007, $25,000 of principal and $3,494 in interest was outstanding on this note.

Note Payable issued on August 13, 2007 to an unrelated party in the amount of $7,640 at 14% interest is in default. As of September 30, 2007, 7,640 of principal and $141 in interest was outstanding on this note.

Notes Payable issued on January 4, 2002 to a shareholder in the amount of $172,000 at 14% interest is in default. As of September 30, 2007, $172,000 in principal and $48,322 in interest was outstanding on these notes.

Notes Payable issued on January 4, 2002 to a shareholder in the amount of $110,000 at 14% interest is in default. As of September 30, 2007, $110,000 in principal and $35,614 in interest was outstanding on these notes.

Notes Payable issued on January 4, 2002 to a shareholder in the amount of $40,000 at 14% interest is in default. As of September 30, 2007, $40,000 in principal and $11,238 in interest was outstanding on these notes.

Notes Payable issued on April 15, 2003 and August 3, 2003 to a shareholder in the amount of $52,483 and $262,631 at 10% interest are in default. As of September 30, 2007, $ 315,114 of principal was outstanding on these notes in addition to $7,880 and $39,431 in interest respectively.

Note payable issued on January 4, 2002 to a shareholder in the amount of $20,000 at 9.2% is in default. As of September 30, 2007, $20,000 of principal and $10,754 in interest was outstanding on this note.

Notes Payable issued on April 20, 2005 and June 27, 2005, respectively, to a shareholder, due August 1, 2005, in the amount of $100,000 at 12%, and $25,000 at 10%, are in default. As of September 30, 2007, $125,000 of principal was outstanding on these notes in addition to $29,359 and $5,651 in interest respectively.

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

eTotalSource, Inc.

November 19, 2007	By:	/s/ Frank J. Orlando
Frank J. Orlando
Chief Restructuring Officer, Chief Financial Officer, Secretary and Director