Form 10KSB
period 2007-12-31
ETOTALSOURCE INC
filed 2008-04-15
CIK 822998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

Commission File No. 33-49797

ETOTALSOURCE, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1066959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 N. Farwell Ave - Milwauke, WI	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 727-2695
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock	Name of each exchange on which registered
No par value	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note:  Checking the box above will not relieve any registrant required to file reports pursuant to section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Issuer’s revenues for fiscal year ended December 31, 2007: $0

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of December 31, 2007 was $ 60,000. The aggregate market value was based upon the closing price of the Company’s common stock on December 31, 2007 as quoted by the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol (“ETLS.OB”), which was $0.0002.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of December 31, 2007 299,998,972 shares of common stock.

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

ETOTALSOURCE, INC.
FISCAL YEAR 2007 FORM 10-KSB

i

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

The Company or “ETLS” was incorporated in Colorado on September 16, 1987 as Premium Enterprises, Inc. (“Premium”). On December 20, 2002, Premium entered into a Plan and Agreement of Reorganization with eTotalSource, Inc., a California corporation (“eTotalSource”) and its shareholders whereby Premium acquired 91% of the issued and outstanding common stock of eTotalSource in exchange for 15,540,001 shares of common stock of Premium. The contract was completed December 31, 2002. On June 17, 2003, shareholders voted to amend the Articles to change the name of Premium Enterprises, Inc. to eTotalSource, Inc.

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

Business.

The sole business of the Company is that of eTotalSource. The Company ceased the majority of operations in the fourth quarter of 2006 due to lack of capital.

Recent Developments.

Management Transition. On March 27, 2007, the Company’s Board of Directors accepted the resignations of Terry Eilers and A. Richard Barber as members of the Board. The Company did not have a disagreement with any of the resigning directors. Neither Mr. Eilers nor Mr. Barber served on any committees of the Board. On March 27, 2007, the Company’s Board of Directors also accepted the resignations of the following officers: Terry Eilers, President and Chief Executive Officer, and Michael Sullinger, Chief Operating Officer and Secretary. The Company did not have a disagreement with any of the resigning officers.

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

The Company currently has no active operations, but, is actively pursuing operating business acquisition opportunities. The Company expects to incur additional losses until it acquires an operating business.   There can be no assurance that Company will ever achieve any revenues or profitable operations.  The new management team will be undertaking an analysis and evaluation of the Company’s assets and liabilities, our financial condition, and overall prospects in order to determine whether to continue the Company’s current operations or to develop and implement a new business strategy that could result in a substantial change in the Company’s business model, a liquidation of the Company’s existing assets, and other changes. During this evaluation phase, we have operations and reduced our personnel to no full-time employees and no part-time employees in order to minimize operating costs pending the outcome of the analysis noted above. In addition, during this evaluation phase, we anticipate that our operating revenues will be negligible, that the Company will generate a significant loss from operations, and that the Company will need to obtain debt and/or equity financing for working capital purposes. No assurance can be given that such financing will be available on terms acceptable to the Company.

Debenture Financings. We have entered into a series of debenture financings with YA Global Investments, L.P, f/k/a Cornell Capital Partners, L.P. (“YA Global”) as described in greater detail below in this report. Most recently, we issued and sold a $7,642 debenture to Cornell in December 2006, a $72,000 debenture to YA Global in April 2007 and a $17,620 debenture to YA Global in December 2007. The proceeds from these three debt financings were used to pay professional fees associated with securities law compliance, audit fees, transaction costs, and related fees.

Employees.

As of December 31, 2007, we have no full-time employees. No employees are presently, nor as of the end of the 2007 fiscal year, represented by any labor unions. As of the date of this report, we have no full-time employees. As noted above, we have recently implemented a management transition and the new management team is currently evaluating our personnel requirements for the next twelve months in conjunction with determining the Company’s business model. These decisions might or might not require the hiring of additional employees in the next twelve months.

Item 2. Description Of Property.

None

Item 3.	Legal Proceedings.

On December 6, 2006, a creditor, Gary Miller, filed an action against ETLS and Terry Eilers, former President, CEO and Director, for breach of contract in the Superior Court of California, Sutter County claiming damages of $175,000. On March 27, 2008, Gary Miller received a judgment against the Company in the amount of $266,940.78.

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

Our common stock is currently traded on the OTC-BB under the symbol “ETLS.OB”. The table below sets forth, for each of the quarterly periods indicated, the highest and lowest closing bid prices for our common stock as reported on the OTC-BB and the over-the-counter market in the Pink Sheets as maintained by Pink Sheets LLC. The closing bid price for our common stock on December 31, 2007 was $0.0002. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

Fiscal 2007	High	Low
First (ended March 31, 2007)	$0.0025	$0.0009
Second (ended June 30, 2007)	$0.0025	$0.0006
Third (ended September 30, 2007)	$0.0016	$0.0004
Fourth (ended December 31, 2007)	$0.0008	$0.0002

Fiscal 2006	High	Low
First (ended March 31, 2006)	$0.020	$0.006
Second (ended June 30, 2006)	$0.015	$0.002
Third (ended September 30, 2006)	$0.006	$0.002
Fourth (ended December 31, 2006	$0.003	$0.001

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

On December 4, 2007 YA Global and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to YA Global in the face amount of $17,620 for a purchase price of $17,620 (the “December 2007 Debenture”). The conversion price per share, subject to adjustment, is the lesser of (i) $.002 price per share of common stock or (ii) 95% of the lowest volume weighted average price (as defined in the debenture) of the Company’s common stock for the thirty trading days immediately preceding the conversion date (as defined in the debenture).

On November 19, 2007, YA Global converted $250 of convertible debentures into 2,500,000 shares of common stock.

On November 12, 2007, YA Global converted $2,000 of convertible debentures into 13,333,333 shares of common stock.

On November 7, 2007, YA Global converted $1,900 of convertible debentures into 12,666,667 shares of common stock.

On November 1, 2007, YA Global converted $3,100 of convertible debentures into 12,400,000 shares of common stock.

On October 29, 2007, YA Global converted $1,800 of convertible debentures into 12,000,000 shares of common stock.

On October 24, 2007, YA Global converted $1,700 of convertible debentures into 11,333,333 shares of common stock.

On October 18, 2007, YA Global converted $1,600 of convertible debentures into 10,666,667 shares of common stock.

On October 15, 2007, YA Global converted $2,100 of convertible debentures into 10,500,000 shares of common stock.

On October 8, 2007, YA Global converted $3,000 of convertible debentures into 10,000,000 shares of common stock.

On October 3, 2007, YA Global converted $2,800 of convertible debentures into 9,333,333 shares of common stock.

On September 26, 2007, YA Global converted $2,700 of convertible debentures into 9,000,000 shares of common stock.

On September 17, 2007, YA Global converted $2,500 of convertible debentures into 8,333,333 shares of common stock.

On September 11, 2007, YA Global converted $3,300 of convertible debentures into 8,250,000 shares of common stock.

On September 5, 2007, YA Global converted $2,300 of convertible debentures into 7,666,667 shares of common stock.

On August 21, 2007, YA Global converted $3,000 of convertible debentures into 7,500,000 shares of common stock.

On August 9, 2007, YA Global converted $2,700 of convertible debentures into 6,750,000 shares of common stock.

On August 6, 2007, YA Global converted $2,500 of convertible debentures into 6,250,000 shares of common stock.

On August 2, 2007, YA Global converted $3,000 of convertible debentures into 6,000,000 shares of common stock.

On July 30, 2007, YA Global converted $3,500 of convertible debentures into 5,833,333 shares of common stock.

On July 26, 2007, YA Global converted $3,500 of convertible debentures into 5,833,333 shares of common stock.

On July 24, 2007, YA Global converted $2,500 of convertible debentures into 4,166,667 shares of common stock.

On July 20, 2007, YA Global converted $2,500 of convertible debentures into 4,166,667 shares of common stock.

On June 21, 2007, YA Global converted $1,800 of convertible debentures into 3,600,000 shares of common stock.

On June 14, 2007, YA Global converted $1,800 of convertible debentures into 3,600,000 shares of common stock.

On June 13, 2007, YA Global converted $1,800 of convertible debentures into 3,600,000 shares of common stock.

On June 4, 2007, YA Global converted $2,000 of convertible debentures into 3,333,333 shares of common stock.

On May 25, 2007, YA Global converted $2,500 of convertible debentures into 3,571,429 shares of common stock.

On May 17, 2007, YA Global converted $2,800 of convertible debentures into 3,500,000 shares of common stock.

On May 9, 2007, YA Global converted $2,500 of convertible debentures into 3,571,429 shares of common stock.

On April 13, 2007 YA Global and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to YA Global in the face amount of $72,000 for a purchase price of $72,000 (the “April 2007 Debenture”). The conversion price per share, subject to adjustment, is the less of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the conversion date (as defined in the debenture).

On April 6, 2007, YA Global converted $2,800 of convertible debentures into 3,500,000 shares of common stock.

On March 28, 2007, YA Global converted $2,500 of convertible debentures into 3,571,429 shares of common stock.

On January 4, 2007, YA Global converted $3,500 of convertible debentures into 3,500,000 shares of common stock.

On December 21, 2006, the Company issued and sold a $7,642 convertible debenture to YA Global.

On November 3, 2006, YA Global converted $2,500 of convertible debentures into 3,125,000 shares of common stock.

On October 11, 2006, YA Global converted $5,000 of convertible debentures into 3,125,000 shares of common stock.

On September 24, 2006, YA Global converted $5,000 of convertible debentures into 2,500,000 shares of common stock.

On August 23, 2006, YA Global converted $4,100 of convertible debentures into 2,562,500 shares of common stock.

On August 4, 2006, YA Global converted $4,300 of convertible debentures into 2,529,412 shares of common stock.

On July 12, 2006, YA Global converted $3,500 of convertible debentures into 2,058,824 shares of common stock.

On June 28, 2006, YA Global converted $4,600 of convertible debentures into 2,300,000 shares of common stock.

On June 12, 2006, YA Global converted $5,500 of convertible debentures into 2,291,667 shares of common stock.

On May 24, 2006, YA Global converted $6,000 of convertible debentures into 2,500,000 shares of common stock.

On May 10, 2006, YA Global converted $9,000 of convertible debentures into 2,500,000 shares of common stock.

On April 27, 2006, YA Global exercised its warrant to purchase 2,000,000 shares of common stock for a payment to the Company of $2,000.

On April 19, 2006, YA Global converted $6,500 of convertible debentures into 1,911,765 shares of common stock.

On April 4, 2006, YA Global converted $6,500 of convertible debentures into 1,969,697 shares of common stock.

On February 28, 2006, YA Global converted $10,000 of convertible debentures into 2,083,333 shares of common stock.

On November 2, 2005, the Company issued to YA Global secured convertible debentures in the principal amount of $1,000,000 (“November 2005 Debentures”). The November 2005 Debentures were issued to consolidate the 2004 Debentures, in the original principal amount of $350,000, and the August 2005 Debenture, in the original principal amount of $100,000, plus accrued and unpaid interest on the 2004 Debentures and the August 2005 Debenture, and to reflect additional funding in the amount of $530,130. The November 2005 Debentures are secured by substantially all of the Company’s assets, have a three-year term and accrue interest at 12% per annum. YA Global is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debentures, plus accrued interest thereon, into shares of the Company’s common stock at the price per share equal to the lesser of (a) $0.024 or (b) an amount equal to 80% of the lowest closing bid price of the Company’s common stock for the five trading days immediately preceding the conversion date (which price may be adjusted pursuant to certain other terms of the November 2005 Debentures). The November 2005 Debentures have been fully subscribed.

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

Results Of Operations For The Fiscal Year Ended December 31, 2007, Compared To Fiscal Year Ended December 31, 2006.

Revenues.

Revenues for the twelve months ended December 31, 2007 were $0 verses $25,980 for the corresponding 2006 period, a decrease of $25,980 or 100%. This decrease was attributed to the cease in operations of eTotalSource.

Other General & Administrative Expenses.

Operating expenses for the twelve month period ended December 31, 2007 were $77,554 as compared to $533,478 for the comparable 2006 period, or a decrease of $455,924 or 85%. This decrease was primarily due to the cease in operations of eTotalSource.

Warrants and Options for Consulting Expense

Operating expenses for the twelve month period ended December 31, 2007 were $167,463 as compared to $101,632 for the comparable 2006 period, or an increase of $65,831 or 65%. This increase was primarily due to the cease in operations of eTotalSource in March 2007. The Company expensed the remaining balance of warrants issued for consulting fees.

(Loss) From Operations.

eTotalSource recognized a loss for the twelve month period ended December 31, 2007in the amount of ($245,017), as compared with a loss of ($609,130) for the corresponding period ended December 31, 2006. The decrease of $364,113 or 60% was attributable to the cease in operations of eTotalSource.

Interest Expense

Interest expense for the twelve month period ended December 31, 2007 was $357,608 as compared to $409,332 for the comparable 2006 period, an decrease of $51,724 or 12%. This decrease was attributed to the reduction in related imputed interest.

Settlement Debt Write Off

Settlement debt write off for the twelve month period ended December 31, 2007 was $187,728 as compared to $85,121 for the comparable 2006 period, an increase of $102,607 or 120%. This increase was attributed to the accrued officer compensation expenses and other expenses from previous periods reversed due to settlement.

Net Income/(Loss)

Net loss for the twelve month period ended December 31, 2007 was ($415,194) as compared to a net loss of ($945,092) for the comparable 2006 period, a decrease of $529,898 or 56%. This decrease was attributed to the cease in operations of eTotalSource.

Liquidity & Capital Resources.

At December 31, 2007, eTotalSource had $969 in cash with which to conduct operations, and no other capital resources. The company needs equity or debt financing for working capital but has no commitments for new capital availability.  There can be no assurance that ETLS will be able to pursue its business plan or fully exploit business opportunities that management may identify. Accordingly, ETLS will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. ETLS presently has no sources of capital. ETLS is unable to carry out any plan of business without funding. Because of the re-evaluation of our business model currently in process, we are unable to quality and estimate our working capital requirements for the 12 months ending December 31, 2007. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

The Standby Equity Distribution Agreements.

On November 2, 2005, we terminated the 2005 SEDA, the 2005 Secured Convertible Debentures, the 2005 Securities Purchase Agreement, and all other financing agreements that we entered into with YA Global on April 20, 2005 by execution of the November Termination Agreement. The 2004 SEDA, along with the related Investor Registration Rights Agreement, related Placement Agent Agreement, related Irrevocable Transfer Agent Instructions, and related Escrow Agreement, each dated October 6, 2004, were mutually terminated by the Company and YA Global on April 20, 2005 pursuant to the April Termination Agreement. We have recently entered into a December 2006 Debenture and an April 2007 Debenture. All of the foregoing documents are defined and described in detail in this report.

The November 2005 Debentures.

On November 2, 2005, the Company entered into a Securities Purchase Agreement with YA Global, pursuant to which we issued to YA Global secured convertible debentures in the principal amount of $1,000,000 (i.e., the November 2005 Debentures). Of this amount, $175,000 was previously funded on October 7, 2004, $175,000 was previously funded on December 2, 2004, $100,000 was previously funded on August 19, 2005, and $530,130 was funded on November 4, 2005. The November 2005 Debentures were issued to consolidate these prior debentures and to Debentures were issued to consolidate these prior debentures and to reflect additional funding to the Company in the amount of $530,130.

The November 2005 Debentures are secured by substantially all of the Company’s assets, has a three-year term and accrues interest at 12% per annum.   YA Global is entitled, at its option, to convert, and sell all or any part of the principal amount of the November 2005 Debenture, plus accrued interest thereon, into shares of the Company’s common stock, at a price per share equal to the lesser of (a) an amount equal to an amount equal to 120% of the closing bid price of the common stock as listed on a principal market as quoted by Bloomberg L.P., on the November 2, 2005 closing date or (b) an amount equal to 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date which may be adjusted pursuant to the other terms of the November 2005 Debenture. In the event the November 2005 Debentures are redeemed, then we will issue to YA Global a warrant to purchase 2,000,000 shares at an exercise price of $0.001 or as subsequently adjusted under the terms of the warrant.

During the period ending December 31, 2007, the holder converted $83,461 to 219,830,953 shares of common stock.

The December 2006 Debenture.

On December 21, 2006 YA Global and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to YA Global in the face amount of $7,642 for a purchase price of $7,642 (the “December 2006 Debenture”). The conversion price per share, subject to adjustment, is the lesser of (a) $0.0018 or (b) 80% of the lowest Closing Bid Price (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the Conversion Date (as defined in the debenture).

The April 2007 Debenture.

On April 13, 2007 YA Global and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to YA Global in the face amount of $72,000 for a purchase price of $72,000 (the “April 2007 Debenture”). The conversion price per share, subject to adjustment, is the lesser of (a) $0.0018 or (b) 80% of the lowest Closing Bid Price (as defined in the debenture) of the Company’s common stock for the five trading days immediately preceding the Conversion Date (as defined in the debenture).

August 2007 Promissory Note

On August 13, 2007, the Company signed a promissory note in the amount of $7,640 with YA Global Investments, L.P. at an interest rate of 14%.. This promissory note is due on or before October 1, 2007, now in default as of December 31, 2007. The proceeds of this note are to be distributed as follows: $3,933 to the auditor, $2,000 to Vintage Filings, and $1,707 to the Chief Restructuring Officers for expenses incurred.

The December 2007 Debenture.

On December 4, 2007 YA Global and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to YA Global in the face amount of $17,620 for a purchase price of $17,620 (the “December 2007 Debenture”). The conversion price per share, subject to adjustment, is the less of (i) $.002 price per share of common stock or (ii) 95% of the lowest volume weighted average price (as defined in the debenture) of the Company’s common stock for the thirty trading days immediately preceding the conversion date (as defined in the debenture).

In the year ended December 31, 2007, $76,350 worth of debentures was converted to 207,830,593 worth of stock. In the year ended December 31, 2006, $62,500 worth of debentures was converted to 29,373,865 worth of stock and YA Global exercised its warrant to purchase 2,000,000 shares of stock for $2,000.

Contractual Obligations and Commercial Commitments.

As of December 31, 2007, the following obligations were outstanding:

Payments Due Period

Contractual Obligations	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Judgments payable	$204,788	$.00	$.00	$.00	$204,788
Short Term note payables	1,064,754.00		.00	.00	1,064,754
Convertible debentures	848,071.00		.00	.00	848,071
Other current liabilities	2,145,641.00		.00	.00	2,145,641
Total contractual cash obligations	$4,263,254	$.00	$.00	$.00	$4,263,254

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

Financial Condition

There is substantial doubt about the ability of ETLS to continue as a going concern as disclosed in the notes to the December 31, 2006 financial statements filed by ETLS in this Report. Those conditions continued through the end of fiscal year 2007 resulting in operating losses and liquidity shortages, including default conditions on certain notes payable and judgments payable to creditors. As of December 31, 2007, current liabilities exceed current assets by approximately $4,259,335.

Management continued to meet operating deficits primarily through short-term borrowings and may attempt to utilize debt and equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Going Concern Uncertainty

The Company has incurred significant losses from operations for the year ended December 31, 2007, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing, and re-evaluation of the Company’s business strategy as discussed above in this report. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company currently has no active operations, but, is actively pursuing operating business acquisition opportunities, and the organic development of opportunities in real estate, investment, and financing.  The Company expects to incur additional losses until it acquires an operating business, or until its organic business opportunities reach a critical mass.   The Company expects to change its name to reflect the definitive direction of the Company, as it is expanding the pursuit of businesses outside of the beverage sector.  There can be no assurance that Company will ever achieve any revenues or profitable operations.

Net Operating Loss.

For federal income tax purposes, the Company has net operating loss carry forwards of approximately $6,156,000 as of December 31, 2007. These carry forwards will expire at various dates starting in 2021. The use of such net operating loss carry forwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.

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

ETLS Lost Money For The Year Ended December 31, 2007 And Losses May Continue In The Future. We Had Negligible Operating Revenue in Fiscal 2007 and Anticipate the Same in Fiscal 2008

For the 12 months ended December 31, 2007 and 2006, we incurred a net loss of $415,194 and $945,092 respectively. We anticipate that we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which we are currently re-evaluating. We had negligible operating revenue in fiscal 2007 and anticipate the same in fiscal 2008. Our ability to continue as a going concern will be dependent upon our ability to raise additional debt and/or equity capital from third party sources, but no such negotiations are currently taking place. If we incur any problems in raising such additional capital, we will experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations, could result in our bankruptcy, and will likely result in a lower stock price.

There Is Substantial Doubt About Our Ability To Continue As A Going Concern Due To Insufficient Revenues To Cover Our Operating Costs, Which Means That We May Not Be Able To Continue Operations Unless We Obtain Additional Funding

Our financial statements for the year ended December 31, 2007 have been presented assuming that ETLS will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and as of December 31, 2007 had a net working capital deficit of approximately $4,259,335, a stockholders’ deficit of $4,256,112, notes payable totaling $1,064,754, debentures totaling $848,071 with related accrued interest in arrears of $770,204.

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

We Have Negative Working Capital

We had negative working capital of approximately $4,259,335 and $3,344,000 at December 31, 2007 and December 31, 2006, respectively, and continue to need cash for operations. We have relied on significant external financing to fund our operations. As of December 31, 2007, we had $969 of cash on hand and total current assets were $3,919, and our total current liabilities were $4,263,254. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing, we believe that we have sufficient funds to continue operations for approximately one month. We are unable to presently estimate the working capital that we will require to fund our anticipated operating expenses for the next 12 months because of the business model re-evaluation this is currently in process. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Will Need Additional Capital To Be Successful, Which We May Be Unable To Obtain On Terms Acceptable To Us, If At All, And Which Will Potentially Dilute The Value Of Our Shareholders’ Shares. Significant Dilution Is Possible to Existing Shareholders.

We anticipate we will need substantial capital to execute our business plan once our management’s re-evaluation of our business model is completed. To finance our operations to date, we have relied on private offerings, exercises of warrants, and loans. As of December 31, 2007, we have issued a total of 299,998,972 shares of common stock, of which an aggregate of 11,731,908 shares were issued in exchange for cash to finance our operations and the remainder were issued in exchange for services rendered to ETLS. We could be required to issue a substantial number of additional shares if all of the outstanding debentures are converted and all options and warrants exercised. The terms on which we obtain additional financing, including the exercise of outstanding warrants, may dilute the existing shareholders’ investment, or otherwise adversely affect their position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we are unable to obtain additional funding as and when needed, we will be forced to curtail or cease our operations.

All Of Our Assets Are Securing Our Obligations To YA Global

Pursuant to the terms contained in that certain Amended and Restated Security Agreement, dated November 2, 2005, by and between ETLS and Yorkville Advisors, all of our obligations under said Agreement, the November 2005 Debentures and subsequent debentures described in other parts of this report, the related Investor Registration Rights Agreement, the related Irrevocable Transfer Agent Instructions, and the related Escrow Agreement are secured by substantially all of our assets as of such date or thereafter acquired by us. Accordingly, if we are unable to satisfy any of our obligations under the foregoing agreements, our assets may be foreclosed upon and our business may be shut down.

YA Global Could Acquire A Significant Amount Of Our Common Stock And, If It Does So, Could Exercise Significant Influence Over Us By Means Of Its Stockholdings As Well As Through Its Rights As A Secured Debentureholder. The Interests Of YA Global May Differ From Those of Other Stockholders

As of the date of this report, YA Global currently owns 223,402,382 shares of ETLS common stock and a warrant to purchase 7,000,00 shares of ETLS common stock at $0.02 per share. Based upon those warrants and the conversion rights under the convertible debentures as described in this report, YA Global could acquire a substantially greater position in our common stock, subject to the terms and conditions of the applicable agreements limiting exercise or conversion of the overlying securities, in addition to the rights that YA Global holds as a secured debentureholder. Thus, YA Global could exercise significant influence over the election of directors, determination of policies, appointment of the persons constituting management, and determining the outcome of corporate actions requiring stockholder approval, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of YA Global may differ from the interests of other stockholders.

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

Existing Shareholders Will Experience Significant Dilution From The Conversion Of Debentures

YA Global may convert the November 2005 Debenture, the December 2006 Debenture, April 2007 and December 2007 Debenture into shares of ETLS’ common stock, at a conversion price which is the lesser of a contractually established price per share or a 20% discount to the market price. The subsequent sale of such shares by YA Global could cause significant downward pressure on the price of ETLS’ common stock. This is especially the case if the shares being placed into the market exceed the market’s demand for the shares of ETLS’ common stock. As the stock price of ETLS’ common stock declines, YA Global will be entitled to receive an increasing number of shares under the convertible debentures. The sale of such increasing number of shares by YA Global could cause further downward pressure on the stock price to the detriment and dilution of other existing stockholders.

Further, there is no maximum number of shares ETLS might be required to issue under securities with market-price based conversion or exercise prices, such as securities issued in connection with the YA Global Debentures, except for the 4.99% limitation on YA Global’s ownership interest in ETLS at any one time. This limitation may be waived by YA Global upon not less than 65 days prior notice to the Company.

As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue upon conversion of the YA Global Debentures. If our stock price is lower, then our existing stockholders would experience greater dilution.

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

The convertible debentures and related agreements governing certain of our outstanding indebtedness contain restrictive covenants that limit our ability to, among other things:

•	issue or sell our common stock or preferred stock;

•	issue or sell any warrant, option (except pursuant to an employee stock option plan), right, contract, call or other security convertible into shares of our common stock;

•	file a registration statement on Form S-8;

•	enter into certain transactions with affiliates;

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

ETOTAL SOURCE, INC.

Consolidated Financial Statements

ETOTALSOURCE, INC.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of EtotalSource, Inc.

We have audited the accompanying consolidated balance sheet of EtotalSource, Inc as of December 31, 2007 and the related statements of operation, stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements also assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EtotalSource, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that EtotalSource, Inc. will continue as a going concern. As discussed in Note1 to the financial statements, the Company requires additional working capital to meet its current liabilities. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are more fully described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Demetrius & Company, L.L.C.

Demetrius & Company, L.L.C.
Wayne, New Jersey 07470
April 15, 2008

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

/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
April 12, 2007

eTotalSource, Inc
Balance Sheet
December 31, 2007

Current Assets
Cash	$969
Prepaid Expense	2,950
Total Current Assets	3,919

Other Assets
Prepaid finance cost	3,223

Total Assets	$7,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable	$225,000
Notes payable	839,754
Judgments payable	204,788
Accounts payable and other accrued liabilities	283,234
Accrued compensation payable	1,092,203
Accrued interest payable	770,204
Convertible Debentures, less current maturities and net of amortized discount of $98,441	848,071
Total Current Liabilities	4,263,254

Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
299,998,972 shares issued and outstanding, respectively	6,731,148
Accumulated (deficit)	(10,987,270)
Total Stockh4olders' Equity (Deficit)	(4,256,112)

Total Liabilities and Stockholders' Equity (Deficit)	$7,142

See accompanying notes.

eTotalSource, Inc
Statement of Operations

	December 31,
	2007	2006

Revenues	$-	$25,980

General and Administrative Expenses
Other	77,554	533,478
Options and Warrants for Consulting	167,463	101,632
Total General and Administrative Expenses	245,017	635,110

Operating Income (Loss)	(245,017)	(609,130)

Other Income (Expense)
Interest expense	(357,608)	(409,332)
Gain (loss) on sale or retirement of assets	-	594
Settlement debt write-off	187,728	85,121
Loss on Impaired Assets	-	(13,444)
Other income (expense), net	(297)	1,099
Total Other Income (Expense)	(170,177)	(335,962)

Net (Loss)	$(415,194)	$(945,092)

Basic and Diluted (Loss) per Share	$(0.002)	$(0.015)

Weighted Average Common Shares Outstanding	151,079,879	62,954,670

See accompanying notes.

eTotalSource, Inc.
Statement of Stockholder’s Equity (Deficit)

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Total
December 31, 2005	46,710,821	$6,226,906	$(9,626,984)	$(3,400,078)

Common Stock -
Conversion of debentures
($.0016-.0048 per share)	31,457,198	72,500		72.500
Conversion of warrants
($.001 per share)	2,000,000	2,000		2,000

Options and warrants-
Services and interest		101,632		101,632

Additional paid-in-capital -
Discounts-convertible
debenture bonds		1,528		1,528
Vested FV of stock
Compensation costs		62,955		62,955

Net (loss)			(945,092)	(945,092)

December 31, 2006	80,168,019	6,467,511	(10,572,076)	(4,104,555)

Common Stock -
Conversion of debentures
($.0003-.001 per share)	219,830,953	78,250		78,250

Options and warrants-
Services and interest		167,463		167,463

Additional paid-in-capital -
Discounts-convertible
debenture bonds		17,924		17,924

Net (loss)			(415,194)	(415,194)

December 31, 2007	299,998,972	$6,731,148	$(10,987,270)	$(4,256,112)

See accompanying notes.

eTotalSource, Inc.
Statements of Cash Flows

	December 31,
	2007	2006
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(415,194)	$(945,092)
Depreciation and amortization	277	141,450
Amortization of discounted convertible debentures	92,980	-
Gain (loss) on sale or retirement of assets	-	43
Stock options and warrant expense	167,463	101,632
Vested stock compensation expense		62,955
Impairment of assets		13,444
Changes in assets and liabilities:
Decrease (increase) in other current assets	801	(4,252)
Decrease (increase) in deposits	-	(80)
Decrease (increase) in prepaid expense	(2,950)	-
Increase (decrease) in payables, and accrued liabilities	(205,145)	499,363
Increase (decrease) in accrued interest payable	268,415	-
Increase (decrease) in deferred revenue	-	(22,500)
Net Cash (Used in) Operating Activities	93,353	(153,037)

Cash Flows From (Used in) Financing Activities:
Proceeds from exercise of warrants	-	2,000
Proceeds from issuance of convertible debt (net)	86,120	7,642
Proceeds from notes payable	7,640	25,000
Net Cash From Financing Activities	93,760	36,642

Increase (Decrease) in Cash	407	(118,395)

Cash - Beginning of Period	563	118,958

Cash - End of Period	$969	$563

Supplemental Disclosures of Cash flow Information:
Interest paid	$-	$24,567
Income taxes paid	-	-
Non-cash investing and financing transactions:	-	72,500
Conversion of convertible debenture	78,250	-
Discount on convertible debentures	17,924	1,528

See accompanying notes.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

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

Business.

The sole business of the Company is that of eTotalSource. The Company ceased the majority of operations in the fourth quarter of 2006 due to lack of capital.

Recent Developments

Debenture Financing. We have entered into a series of debenture financings with YA Global Investments, L.P. f/k/a Cornell Capital Partners, L.P. (“YA Global”) as described in greater detail below in this report. Most recently, we issued and sold a $7,642 debenture to YA Global in December 2006, a $72,000 debenture to YA Global in April 2007, and a $17,620 debenture to YA Global in December 2007. The proceeds from these three debt financing were used to pay professional fees associated with securities law compliance, audit fees, transaction costs, and related fees.

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

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position No.97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns and collectibility at the time of billing. Product revenue is derived primarily from the sale of self-produced training multimedia and related off-the-shelf software products. The Company recognizes revenue from sales of these products at the time of shipment to customers. Service revenue is primarily derived from production of videos for others and is recognized upon customer acceptance

Deferred revenue includes payments received for product licenses covering future periods and advances on service contracts that have not yet been fulfilled.

Software and Development Costs

The Company capitalizes purchased software that is ready for use and development costs of marketable software incurred from the time of technological feasibility until the software is ready for use. Research and development costs and other computer software maintenance costs are expensed as incurred. As of December 31, 2007, the Company has not capitalized any software development costs.

Furniture and Equipment

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to operations when incurred. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. The cost of property is depreciated using the straight-line method over estimated useful lives ranging from five to seven years. Depreciation charged to operations was $0 in 2007 and $9,946 in 2006.

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

Segment Reporting

In June 1997, Statement of Financial Accounting Standards (“SFAS”) 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance. As of December 31, 2007 and 2006, the Company had one operating segment, publishing proprietary multimedia software technology and training media.

Income Taxes

Deferred income taxes are based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 2006 the Company adopted SFAS No.123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. There were no options granted in 2007 or 2006.

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, to Certain Convertible Instruments, the Company recognizes the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is expensed as interest expense immediately.

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

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

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

NOTE 2. CONVERTIBLE NOTES PAYABLE AT DECEMBER 31, 2007

The Company has a Convertible notes payable with interest at 6% payable monthly, due in 2001, unsecured. Principal ($50,000 at December 31, 2007) and accrued interest ($18,500 at December 31, 2007) are convertible to common stock at $.50 per share. The note and interest are in default.

The Company has a Convertible notes payable with interest at 6% payable monthly, due in 2001, unsecured. Principal ($75,000 at December 31, 2007) and accrued interest ($26,951 at December 31, 2007) are convertible to common stock at $.50 per share. Warrants also issued to note holders to purchase 18,500 shares of common stock for five years at $.50 per share. The note and interest are in default.

The Company has a Convertible note payable; principal and accrued interest at 8% payable in 2002, extended to May 15, 2003, unsecured. Principal ($100,000 at December 31, 2007) and accrued interest ($30,782 at December 31, 2007) are convertible to Company common stock at $.50 per share. Warrants also issued to the note holder to purchase 55,248 shares of common stock for five years at $.50 per share. The note and interest are in default.

NOTE 3. NOTES PAYABLE AT DECEMBER 31, 2007

The Company has a Note payable with interest at 6% payable monthly, due in 2001, unsecured. Principal ($25,000 at December 31, 2007) and accrued interest ($9,250 at December 31, 2007) are due. Warrants also issued to note holder to purchase 18,750 shares of common stock for five years at $.50 per share. The note and interest are in default.

The Company has a Note payable to an unrelated individual; principal and interest at 12%, due October 15, 2006. Principal ($25,000 at December 31, 2007) and unpaid interest ($4,250 at December 31, 2007) are due. The note and interest are default.

The Company has a Note payable; interest at 15% payable monthly through December 18, 2003. Principal ($172,000 at December 31, 2007) and unpaid interest ($54,825 at December 31, 2007) are due. The note and interest are in default.

The Company has a note payable; interest at 10% and principal due January 17, 2003, extended to December 17, 2003. Principal ($110,000 at December 31, 2007) and unpaid interest ($38,386 at June 30 ,2007) (with interest increased to 18% and due monthly beginning February 17, 2003) are due. The note and interest are in default.

The Company has a note payable; interest at 15% payable monthly through December 18, 2003. Principal ($40,000 at December 31, 2007) and unpaid interest ($12,750 at December 31, 2007) are due. The note and interest are in default.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

The Company has a note payable; stated interest rate of 10% due June 2003, extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Principal ($52,483 at December 31, 2007) and unpaid interest ($9,203 at December 31, 2007) are due. This note and interest are in default.

The Company has a note payable; principal and interest at 10% due monthly. This note is a revolving credit obligation and the Company can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Principal ($262,631 at December 31, 2007) and unpaid interest ($46,050 at December 31, 2007) are due. This note and interest are in default.

The Company has a note payable; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003. Principal ($20,000 at December 31, 2007) and unpaid interest ($11,218 at December 31, 2007) are due, unsecured. The note and interest are in default.

The Company has a note payable to YA Global; principal and interest at 10%, due August 1, 2005. Principal ($25,000 at December 31, 2007) and unpaid interest ($6,281 at December 31, 2007) are due. The note and interest are in default.

The Company has a note payable to YA Global Investors; principal and interest at 14%, due October 1, 2007. Principal ($7,640 at December 31, 2007) and unpaid interest ($414 at December 31, 2007) are due.

The Company has a note payable to YA Global; principal and interest at 12%, due August 1, 2005. Principal ( $100,000 at December 31, 2007) and unpaid interest ($32,384 at December 31, 2007) are due. The note and interest are in default.

NOTE 4. CONVERTIBLE DEBENTURES AT DECEMBER 31, 2007

The Company has a Convertible debentures payable to a YA Global, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. The principal balance as of December 31, 2007 was $849,250.

The Company has a Convertible debentures payable to a YA Global,, principal and interest at 12%, payable December 21, 2008. Principal and accrued interest ($942 at December 31, 2007) convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. The principal balance as of December 31, 2007 was $7,642.

On April 13, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $72,000(principal and interest at 12% payable April 13, 2009). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The principal balance as of December 31, 2007 was $72,000.

On December 4, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $17,620(principal and interest at 15% payable November 9, 2008). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.002 price per share of common stock or (ii) 95% of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, L.P., for the thirty trading days immediately preceding the conversion date. The principal balance as of December 31, 2007 was $17,620.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

NOTE 5. STOCKHOLDER EQUITY

During the year ended December 31, 2007, YA Global converted $83,461 of convertible debentures into 219,830,953 shares of common stock.

On December 4, 2007 YA Global and the Company entered into an agreement providing for the Company’s issuance of a secured convertible debenture to YA Global in the face amount of $17,620 for a purchase price of $17,620 (the “December 2007 Debenture”). The conversion price per share, subject to adjustment, is the less of (i) $.002 price per share of common stock or (ii) 95% of the lowest volume weighted average price (as defined in the debenture) of the Company’s common stock for the thirty trading days immediately preceding the conversion date (as defined in the debenture).

On August 13, 2007, the Company signed a promissory note in the amount of $7,640 with YA Global Investments, L.P. at an interest rate of 14%.. This promissory note is due on or before October 1, 2007, now in default as of December 31, 2007. The proceeds of this note are to be distributed as follows: $3,933 to the auditor, $2,000 to Vintage Filings, and $1,707 to the Chief Restructuring Officers for expenses incurred.

During the year ended December 31, 2006, YA Global converted $62,500 of convertible debentures into 29,373,865 shares of common stock.

On April 27, 2006, YA Global exercised its warrant to purchase 2,000,000 shares of common stock for a payment to the Company of $2,000.

NOTE 6. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2007	2006
Current expense (benefit)	$(194,562)	$(255,144)
Deferred expense	-	-
Valuation allowance	194,562	255,144
Income tax expense (benefit)	$-	$-

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2007	2006
Income tax (benefit) expense at statutory rate	$(415,194)	$(945,092)
Prior period adjustments at statutory rate
Permanent tax differences:	(157,050)	194,665
Net Loss for tax	$(572,244)	$(750,427)

Income tax (benefit) at statutory rate	$(194,562)	$(255,144)
Valuation allowance	194,562	255,144
Income tax expense	-	-
	$-	$-

The components of deferred income taxes at December 31, 2007 are as follows:

Total deferred tax asset	2,319,989
Valuation allowance	(2,319,989)
Total net deferred tax	$-

SFAS 109 requires that all deferred tax balances be determined using the tax rates and limitations expected to be in effect when the taxes will actually be paid or recovered. Consequently, the income tax provision will increase or decrease in the period in which a change in tax rate or limitation is enacted. As of December 31, 2007, the Company had total deferred tax assets of $2,319,989. The Company recorded a valuation allowance in the full amount of $2,319,989 at December 31, 2007, against the amount by which deferred tax assets exceed deferred tax liabilities. The valuation reserve at December 31, 2007 has been provided due to the uncertainty of the amount of future taxable income. The Company provides a valuation allowance in the full amount of its deferred tax assets because under the criteria of SFAS No. 109, the Company does not have a basis to conclude that it is more likely than not that it will realize the deferred tax assets.

The Company has accumulated net operating loss carry-forwards of approximately $11,000,000, expiring in varying amounts beginning in 2021. As of December 31, 2007, all identified deferred tax assets are reduced by a valuation allowance. Therefore, any additional operating loss carry-forwards not recognized would not result in a benefit in the provision for income taxes due to the uncertainty of future realization of those additional loss carry-forwards.

NOTE 7. STOCK OPTIONS AND WARRANTS
 .
Stock Options and Warrants Issued to Others

eTotalSource also has outstanding options and warrants that it has issued to consultants and lenders to purchase a total of 7,952,500 shares of common stock of eTotalSource at prices ranging from $.001 to $.50 per share: 827,500 expire in 2007, 7,000,000 expire in 2010 and 125,000 expire in 2011. As of December 31, 2007, the weighted average expected life of all such compensatory options and warrants was 4.4 years.

For the twelve month ended December 31,2007, the Company recorded expenses for options and warrants to purchase common stock issued to consultants and lenders totaling $167,763. In 2007 the Company ceased operations, therefore it expensed the remaining balance on the warrants issued for consulting services.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of December 31, 2007

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The fair value of notes and judgments payable approximates fair value because of the market rate of interest on the debt.

NOTE 9. FINANCIAL INSTRUMENTS AND CONCENTRATIONS

Financial Instruments

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash.

The Company maintains its cash deposits in one bank. Its bank accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The amount on deposit in the financial institution did not exceed the $100,000 FDIC insured limit at December 31, 2007. Management believes that the financial institution is financially sound.

NOTE 10. COMMITMENTS AND CONTINGENCIES

ETLS and/or its predecessor are defendants in various legal actions for breach of contract. Judgments have been obtained against the company. The Company has recorded a liability for the full amounts of the judgments.

NOTE 11. EVENTS SUBSEQUENT TO DECEMBER 31, 2007

On March 27, 2008, Gary Miller received a default judgment against ETotalSource in the amount of $266,940.78. The breakdown of the judgment is as follows: principal was $175,000, costs were $835 and interest was $91,105.78.

Item 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

On November 30, 2007, Reeves, Evans, McBride & Zhang LLP (“REMZ”) resigned as independent registered public accounting firm of eTotalSource, Inc. (the “Company”).

REMZ’s report on the Company’s financial statements for the fiscal year ended December 31, 2006 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern.  Other than such statement, no report of REMZ on the financial statements of the Company for the past fiscal year contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. REMZ did not issue a report on the Company’s financial statements for the fiscal year ended December 31, 2005.

In connection with the audits of the Company’s financial statements for the year ended December 31, 2006 and the subsequent interim period through the date of their resignation on November 26, 2007, there were no disagreements with REMZ on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of REMZ would have caused REMZ to make reference to the matter in their report.  During the most recent fiscal year and the subsequent interim period through November 30, 2007, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 18, 2008, the Board of Directors approved the Company's engagement of Demetrius & Company, L. L.C. ("Demetrius") as independent auditors for the Company and its subsidiaries. The Company engaged Demetrius on February 18, 2008.

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

Management’s Report on Internal Control Over Financial Reporting

The management of eTotalSource, Inc. (the “Company”) is responsible for (1) the preparation of the accompanying financial statements; (2) establishing and maintaining internal controls over financial reporting; and (3) the assessment of the effectiveness of internal control over financial reporting. The Securities and Exchange Commission defines effective internal control over financial reporting as a process designed under the supervision of the company’s principal executive officer and principal financial officer, and implemented in conjunction with management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance that the objectives of the control system are met. Therefore, no evaluation of controls can provide absolute assurance that all control issues and misstatements due to error or fraud, if any, within the company have been detected. Additionally, any system of controls is subject to the risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures may deteriorate. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

As of December 31, 2007, management of the company conducted an assessment of the effectiveness of the company’s internal control over financial reporting. Based on this assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

Item 8b. Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons.

The following persons were members of the Company’s Board of Directors (the “Board”) and/or executive officers, in the capacities indicated, during the year ended December 31, 2007:

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

New Director and Executive Officer

NAME	AGE	POSITION HELD
David Marks	40	Director
Frank Orlando	34	Chief Restructuring Officer, CFO & Secretary

Also on March 27, 2007, the Board appointed David Marks as a member of the Company’s Board of Directors and appointed Frank Orlando as Chief Restructuring Officer, Chief Financial Officer and Secretary of the Company.

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

The new director and executive officer of ETLS will devote such time to the Company’s affairs on an as needed basis. As a result, the actual amount of time which they will devote to ETLS’ affairs is unknown and is likely to vary substantially from month-to-month.

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

Code of Ethics

On November 16, 2004, ETLS’ Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. A copy of the codes is filed as an exhibit to this annual report.

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

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2006 fiscal year as shown in the following table. No cash bonuses were or are to be paid to such persons for services rendered in the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Eilers,	2006	0	0	0	0	0	0	0	0
President and CEO(1)	2007	0	0	0	0	0	0	0	0

Michael Sullinger,	2006	11,500	0	0	0	0	0	0	11,500
Sec.,COO, Legal Counsel (2)	2007	0	0	0	0	0	0	0	0

Virgil Baker,	2006	16,500	0	0	0	0	0	0	16,500
CFO(3)	2007	0	0	0	0	0	0	0	0

David M. Marks,	2006	0	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0	0

Frank Orlando,	2006	0	0	0	0	0	0	0	0
Chief Restructuring Officer, CFO & Secretary	2007	0	0	0	0	0	0	0	0

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

Director Compensation.

Directors received no cash compensation for their service to the Company as directors for the fiscal year ended December 31, 2007, but can be reimbursed for expenses actually incurred in connection with attending meetings of the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The Company had 299,998,972 shares of common stock issued and outstanding as of December 31, 2007. There are no shares of preferred stock issued and outstanding as of December 31, 2007. The table below sets forth certain information with respect to the common stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class (1)
Common Stock	Frank J. Orlando	0	0

Common Stock	David Marks	0	0

Mr. Marks and Mr. Orlando were appointed to their ETLS positions on March 27, 2007, and neither of them directly or indirectly owned any of the Company’s securities as of December 31, 2007 or as of the date of this report.

Item 12. Certain Relationships And Related Transactions.

Director Independence

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent as defined under the National Association of Securities Dealers Automated Quotations System (“NASDAQ”) rules and has no direct or indirect material relationships with the Company:

David M. Marks

In particular, the Board of Directors has determined that each of the above-listed directors has no relationships that would cause him not to be independent under the criteria of the NASDAQ rules on corporate governance.

Item 13. Exhibits And Reports On Form 8-K

The following documents are filed as part of this report:

(a)	Exhibits.

DESIGNATION OF EXHIBIT AS SET FORTH IN ITEM 601 OF REGULATION S-B	DESCRIPTION	LOCATION

3.1	Articles of Incorporation	Incorporated by reference to Registration Statement on Form SB-2 filed on April 21, 2005(File No. 333-124220)

3.2	Bylaws	Incorporated by reference to Registration Statement on Form SB-2 filed on April 21, 2005(File No. 333-124220)

3.3	Certificate of Amendment of Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K dated July 14, 2003 (File No. 000-49797).

3.4	Articles of Amendment to Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K dated December 1, 2003 (File No. 000-49797).

3.5	Articles of Amendment to the Articles of Incorporation	Incorporated by reference to Registration Statement on Form SB-2 filed on April 21, 2005(File No. 333-124220)

10.1	Securities Purchase Agreement, dated November 2, 2005 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.2	Investor Registration Rights Agreement, dated October 6, 2004, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.3	Secured Convertible Debenture	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.4	Amended and Restated Security Agreement, dated November 2, 2005, by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.5	Warrant issued to Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.6	Escrow Agreement (SEDA), dated November 2, 2005, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and David Gonzalez, Esq.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.7	Irrevocable Transfer Agent Instructions, by and among eTotalSource, Inc., Cornell Capital Partners, L.P., and Executive Registrar & Transfer, Inc.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.8	Termination Agreement, dated November 2, 2005, by and among eTotalSource, Inc., and Cornell Capital Partners, L.P.	Incorporated by reference to the Current Report on Form 8-K dated November 8, 2005 (File No. 000-49797).

10.9	Agreement dated December 21, 2006 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Quarterly Report of Form 10-QSB dated December 21, 2006

10.10	Secured Convertible Debenture dated December 21, 2006 in the Principal Amount of $7,642 issued by eTotalSource, Inc. to Cornell Capital Partners, L.P.	Incorporated by reference to the Quarterly Report of Form 10-QSB dated December 21, 2006

10.11	Agreement dated April 13, 2007 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Incorporated by reference to the Annual Report of Form 10-KSB dated April 17, 2007

10.12	Secured Convertible Debenture dated April 13, 2007 in the Principal Amount of $72,000 issued by eTotalSource, Inc. to Cornell Capital Partners, L.P.	Incorporated by reference to the Annual Report of Form 10-KSB dated April 17, 2007

10.13	Promissory Note dated August 13, 2007 in the principal amount of $7,640 with YA Global Investments.	Incorporated by reference to the Quarterly Report of Form 10-QSB dated November 19, 2007

10.14	Agreement dated December 4, 2007 by and between eTotalSource, Inc. and Cornell Capital Partners, L.P.	Filed Herewith

10.15	Secured Convertible Debenture dated December 4, 2007 in the Principal Amount of $17,620 issued by eTotalSource, Inc. to Cornell Capital Partners, L.P.	Filed Herewith

14.1	Code of Ethics	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b) Reports on Form 8-K filed during the quarter ended December 31, 2007: None.

Item 14. Principal Accountant Fees And Services

Effective November 30, 2007, Reeves, Evans, McBride & Zhang LLP (“REMZ”) resigned as independent registered public accounting firm of eTotalSource, Inc. (the “Company”).

REMZ billed the Company $53,573 for the following profession services: audit the year end financial statements included in the year end reports of Form 10-KSb for the period ended December 31, 2006, review of the interim financial statements included in the quarterly reports of Form 10-QSB for the periods ended March 31, 207, June 30, 2007, and September 30, 2007.

On February 18, 2008, the Board of Directors approved the Company's engagement of Demetrius & Company, L. L.C. ("Demetrius") as independent auditors for the Company and its subsidiaries. The Company engaged Demetrius on February 18, 2008.

The aggregate fees billed by Demetrius & Company, LLC, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007, was approximately $12,000.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2006 and 2007.

All audit work was performed by the auditors' full-time employees.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETOTALSOURCE, INC.

April 15, 2008	By:	/s/ Frank J. Orlando
Frank J. Orlando, Principal Executive Officer (Chief Restructuring Officer)

April 15, 2008	By:	/s/ Frank J. Orlando
Frank J. Orlando, Principal Accounting and Financial Officer (Chief Financial Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

April 15, 2008	By:	/s/ David Marks
David M. Marks, Director