Form 10-Q
period 2008-03-31
ETOTALSOURCE INC
filed 2008-05-07
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended March 31, 2008

Commission File No. 33-49797

ETOTALSOURCE, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	84-1066959
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1818 North Farwell Avenue, Milwaukee, WI	53202
(Address of Principal Executive Offices)	(Zip Code)

(414) 727-2695
(Issuer’s Telephone Number, Including Area Code)

Indicate by a check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008 –299,998,972  shares of common stock

Indicate by a check mark whether the registrant is (check one):
an accelerated filer ☐ a non accelerated filer ☐ or a smaller reporting company ☒

ETOTALSOURCE, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

 eTotalSource, Inc
Balance Sheet

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash	$969	$969
Prepaid Expense	2,950	2,950
Total Current Assets	3,919	3,919

Other Assets
Prepaid finance cost	2,289	3,223

Total Assets	$6,208	$7,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable	$225,000	$225,000
Notes payable	839,754	839,754
Judgments payable	204,788	204,788
Accounts payable and other accrued liabilities	290,884	283,234
Accrued compensation payable	1,092,203	1,092,203
Accrued interest payable	865,987	770,204
Convertible Debentures, less current maturities and net of amortized discount of $79,315	867,197	848,071
Total Current Liabilities	4,385,813	4,263,254

Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
299,998,972 shares issued and outstanding, respectively	6,731,159	6,731,159
Accumulated (deficit)	(11,110,764)	(10,987,271)
Total Stockh4olders' Equity (Deficit)	(4,379,605)	(4,256,112)

Total Liabilities and Stockholders' Equity (Deficit)	$6,208	$7,142

See accompanying notes.

eTotalSource, Inc
Statement of Operations
(Unaudited)

	March 31,
	2008	2007

Revenues	$-	$-

General and Administrative Expenses	7,650	16,222

Operating Income (Loss)	(7,650)	(16,222)

Other Income (Expense)
Interest expense	(114,908)	(76,394)
Other income (expense), net	(935)	-
Total Other Income (Expense)	(115,843)	(76,394)

Net (Loss)	$(123,493)	$(92,616)

Basic and Diluted (Loss) per Share	$(0.000)	$(0.011)

Weighted Average Common Shares Outstanding	299,998,972	83,670,270

See accompanying notes.

eTotalSource, Inc.
Statements of Cash Flows
(Unaudited)

	March 31,
	2008	2007
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(123,493)	$(92,616)
Depreciation and amortization	934	-
Amortization of discounted convertible debentures	19,126	17,894
Changes in assets and liabilities:
Increase (decrease) in payables, and accrued liabilities	7,650	39,610
Increase (decrease) in accrued interest payable	95,783	34,675
Net Cash (Used in) Operating Activities	0	(437)

Increase (Decrease) in Cash	0	(437)

Cash - Beginning of Period	969	563

Cash - End of Period	$969	$126

Supplemental Disclosures of Cash flow Information:
Interest paid	$-	$-
Income taxes paid	-	-
Non-cash investing and financing transactions:
Accounts Payable	5,000	-
Conversion of convertible debenture	-	6,000

See accompanying notes.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of March 31, 2008

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with Securities Exchange Commission requirements for interim financial statements. Therefore, they do not include all information and footnotes required by accounting principles generally accepted in the United states for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes there to contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities Exchange Commission.

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

NOTE 2. CONVERTIBLE NOTES PAYABLE AT MARCH 31, 2008

The Company has a Convertible notes payable with interest at 6% payable monthly, due in 2001, unsecured. Principal ($50,000 at March 31, 2008) and accrued interest ($19,248 at March 31, 2008) are convertible to common stock at $.50 per share. The note and interest are in default.

The Company has Convertible notes payables with interest ranging from 6% - 8% payable monthly, due in between the years of 2001 and 2003, unsecured. Principal ($175,000 at March 31, 2008) and accrued interest ($91,941 at March 31, 2008) are convertible to common stock at $.50 per share. Warrants also issued to note holders to purchase 73,748 shares of common stock for five years at $.50 per share. The notes and interest are in default. The note holder received a judgment against the Company on March 27, 2008 in the amount of $266,940 for the principal and interest outstanding.

NOTE 3. NOTES PAYABLE AT MARCH 31, 2008

The Company has a Note payable with interest at 6% payable monthly, due in 2001, unsecured. Principal ($25,000 at March 31, 2008) and accrued interest ($9,624 at March 31, 2008) are due. Warrants also issued to note holder to purchase 18,750 shares of common stock for five years at $.50 per share. The note and interest are in default.

The Company has a Note payable to an unrelated individual; principal and interest at 12%, due October 15, 2006. Principal ($25,000 at March 31, 2008) and unpaid interest ($4,998 at March 31, 2008) are due. The note and interest are default.

The Company has a Note payable; interest at 15% payable monthly through December 18, 2003. Principal ($172,000 at March 31, 2008) and unpaid interest ($61,257 at March 31, 2008) are due. The note and interest are in default.

The Company has a note payable; interest at 10% and principal due January 17, 2003, extended to December 17, 2003. Principal ($110,000 at March 31, 2008) and unpaid interest ($41,129 at March 31, 2008) (with interest increased to 18% and due monthly beginning February 17, 2003) are due. The note and interest are in default.

The Company has a note payable; interest at 15% payable monthly through December 18, 2003. Principal ($40,000 at March 31, 2008) and unpaid interest ($14,246 at March 31, 2008) are due. The note and interest are in default.

The Company has a note payable; stated interest rate of 10% due June 2003, extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Principal ($52,483 at March 31, 2008) and unpaid interest ($10,511 at March 31, 2008) are due. This note and interest are in default.

The Company has a note payable; principal and interest at 10% due monthly. This note is a revolving credit obligation and the Company can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Principal ($262,631 at March 31, 2008) and unpaid interest ($52,598 at March 31, 2008) are due. This note and interest are in default.

The Company has a note payable; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003. Principal ($20,000 at March 31, 2008) and unpaid interest ($11,677 at March 31, 2008) are due, unsecured. The note and interest are in default.

The Company has a note payable to YA Global; principal and interest at 10%, due August 1, 2005. Principal ($25,000 at March 31, 2008) and unpaid interest ($6,904 at March 31, 2008) are due. The note and interest are in default.

The Company has a note payable to YA Global Investors; principal and interest at 14%, due October 1, 2007. Principal ($7,640 at March 31, 2008) and unpaid interest ($787 at March 31, 2008) are due.

The Company has a note payable to YA Global; principal and interest at 12%, due August 1, 2005. Principal ( $100,000 at March 31, 2008) and unpaid interest ($35,375) at March 31, 2008) are due. The note and interest are in default.

NOTE 4. CONVERTIBLE DEBENTURES AT MARCH 31, 2008

The Company has a Convertible debentures payable to a YA Global, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. The principal balance as of March 31, 2008 was $849,250.

The Company has a Convertible debentures payable to a YA Global,, principal and interest at 12%, payable December 21, 2008. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. The principal balance as of March 31, 2008 was $7,642.

On April 13, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $72,000(principal and interest at 12% payable April 13, 2009). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The principal balance as of March 31, 2008 was $72,000.

On December 4, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $17,620(principal and interest at 15% payable November 9, 2008). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.002 price per share of common stock or (ii) 95% of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, L.P., for the thirty trading days immediately preceding the conversion date. The principal balance as of March 31, 2008 was $17,620.

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

Financial Condition

There is substantial doubt about the ability of ETLS to continue as a going concern as disclosed in the Note 1 to the three months ended March 31, 2008 financial statements filed by ETLS in this Report. Those conditions continued through the end of thee months ended March 31, 2008 resulting in operating losses and liquidity shortages, including default conditions on all notes payable and judgments payable to creditors. The Company had a net loss of $123,493 for the three months ended March 31, 2008. Additionally, as of March 31, 2008, current liabilities exceed current assets by approximately $4,381,894.

Management continued to meet operating deficits primarily through short-term borrowings and may attempt to utilize debt and equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Going Concern Uncertainty

The Company has incurred losses from operations for the three months ended March 31, 2008, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing, and re-evaluation of the Company’s business strategy as discussed above in this report. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Set forth below is a discussion of the financial condition and results of operations of etotalSource, Inc. (the "Company," "we," "us," or "our") for the three months ended March 31, 2008 and 2007. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

Results Of Operations For The Three Months Ended March 31, 2008, Compared To Three Months Ended March 31, 2007.

Revenues.
Revenues for the three ended March 31, 2008 and 2007 were $0.

General & Administrative Expenses.
Operating expenses for the three months ended March 31, 2008 were $7,650 as compared to $16,222 for the comparable 2007 period, or a decrease of $8,572. This decrease was primarily due to the cease in operations of eTotalSource.

(Loss) From Operations.
eTotalSource recognized a loss for the three months ended March 31, 2008 in the amount of ($7,650), as compared with a loss of ($16,222) for the corresponding period ended March 31, 2007. The decrease of $8,572 was attributable to the cease in operations of eTotalSource.

Interest Expense
Interest expense for the three months ended March 31, 2008 was $114,908 as compared to $76,394 for the comparable 2007 period, an increase of $38,514. This increase was attributed to the additional debentures accruing interest.

Net Income/(Loss)
Net loss for the three months ended March 31, 2008 was ($123,493) as compared to a net loss of ($92,616) for the comparable 2007 period, an increase of $30,877. This increase was attributed to the additional debentures accruing interest.

Liquidity & Capital Resources.

At March 31, 2008, eTotalSource had $969 in cash with which to conduct operations, and no other capital resources. The company needs equity or debt financing for working capital but has no commitments for new capital availability.  There can be no assurance that ETLS will be able to pursue its business plan or fully exploit business opportunities that management may identify. Accordingly, ETLS will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. ETLS presently has no sources of capital. ETLS is unable to carry out any plan of business without funding. Because of the re-evaluation of our business model currently in process, we are unable to quality and estimate our working capital requirements for the 12 months ending December 31, 2008. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

Contractual Obligations and Commercial Commitments.

As of March 31, 2008, the following obligations were outstanding:

Contractual Obligations	Less than 1 year
Judgments payable	$204,788
Short Term note payables	1,064,754
Convertible debentures	867,197
Other current liabilities	2,249,075
Total contractual cash obligations	$4,385,813

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On March 27, 2008, Gary Miller received a default judgment against ETotalSource in the amount of $266,940.78. The breakdown of the judgment is as follows: principal was $175,000, and interest was $91,140.78. Principal and interest have been recorded prior to the issuance of this judgment.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

    None.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2008, the Company is in default under the following notes payable:

The Company has a Convertible notes payable with interest at 6% payable monthly, due in 2001, unsecured. Principal ($50,000 at March 31, 2008) and accrued interest ($19,248 at March 31, 2008) are convertible to common stock at $.50 per share. The note and interest are in default.

The Company has Convertible notes payables with interest ranging from 6% - 8% payable monthly, due in between the years of 2001 and 2003, unsecured. Principal ($175,000 at March 31, 2008) and accrued interest ($91,941 at March 31, 2008) are convertible to common stock at $.50 per share. Warrants also issued to note holders to purchase 73,748 shares of common stock for five years at $.50 per share. The notes and interest are in default. The note holder received a judgment against the Company on March 27, 2008 in the amount of $266,94 for the principal and interest outstanding.

The Company has a Note payable with interest at 6% payable monthly, due in 2001, unsecured. Principal ($25,000 at March 31, 2008) and accrued interest ($9,624 at March 31, 2008) are due. Warrants also issued to note holder to purchase 18,750 shares of common stock for five years at $.50 per share. The note and interest are in default.

The Company has a Note payable to an unrelated individual; principal and interest at 12%, due October 15, 2006. Principal ($25,000 at March 31, 2008) and unpaid interest ($4,998 at March 31, 2008) are due. The note and interest are default.

The Company has a Note payable; interest at 15% payable monthly through December 18, 2003. Principal ($172,000 at March 31, 2008) and unpaid interest ($61,257 at March 31, 2008) are due. The note and interest are in default.

The Company has a note payable; interest at 10% and principal due January 17, 2003, extended to December 17, 2003. Principal ($110,000 at March 31, 2008) and unpaid interest ($41,129 at March 31, 2008) (with interest increased to 18% and due monthly beginning February 17, 2003) are due. The note and interest are in default.

The Company has a note payable; interest at 15% payable monthly through December 18, 2003. Principal ($40,000 at March 31, 2008) and unpaid interest ($14,246 at March 31, 2008) are due. The note and interest are in default.

The Company has a note payable; stated interest rate of 10% due June 2003, extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Principal ($52,483 at March 31, 2008) and unpaid interest ($10,511 at March 31, 2008) are due. This note and interest are in default.

The Company has a note payable; principal and interest at 10% due monthly. This note is a revolving credit obligation and the Company can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. Principal ($262,631 at March 31, 2008) and unpaid interest ($52,598 at March 31, 2008) are due. This note and interest are in default.

The Company has a note payable; principal and interest at 9.2%, due December 4, 2002, extended to May 1, 2003. Principal ($20,000 at March 31, 2008) and unpaid interest ($11,677 at March 31, 2008) are due, unsecured. The note and interest are in default.

The Company has a note payable to YA Global; principal and interest at 10%, due August 1, 2005. Principal ($25,000 at March 31, 2008) and unpaid interest ($6,904 at March 31, 2008) are due. The note and interest are in default.

The Company has a note payable to YA Global; principal and interest at 12%, due August 1, 2005. Principal ( $100,000 at March 31, 2008) and unpaid interest ($35,375) at March 31, 2008) are due. The note and interest are in default.

The Company has a Convertible debentures payable to a YA Global, principal and interest at 12%, payable November 1, 2008, secured by 225,000,000 shares of common stock and 7 million warrants. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. The principal balance as of March 31, 2008 was $849,250. The debenture is in default.

The Company has a Convertible debentures payable to a YA Global,, principal and interest at 12%, payable December 21, 2008. Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date the Company has the option to repay the debt or issue common stock. The principal balance as of March 31, 2008 was $7,642. The debenture is in default.

On April 13, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $72,000(principal and interest at 12% payable April 13, 2009). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The principal balance as of March 31, 2008 was $72,000. The debenture is in default.

On December 4, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $17,620(principal and interest at 15% payable November 9, 2008). Principal and accrued interest convertible to common stock at a conversion price equal to the lower of (i) $.002 price per share of common stock or (ii) 95% of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, L.P., for the thirty trading days immediately preceding the conversion date. The principal balance as of March 31, 2008 was $17,620. The debenture is in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
eTotalSource, Inc.

May 7, 2008	By:	/s/ Frank J. Orlando
Frank J. Orlando
Chief Restructuring Officer and
Chief Financial Officer