Form 10-Q
period 2008-09-30
ETOTALSOURCE INC
filed 2008-11-07
CIK 822998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

For the Quarterly Period Ended September 30, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2008 -299,998,972  shares of common stock

Indicate by a check mark whether the registrant is (check one):
an accelerated filer ☐ a non accelerated filer ☐ or a smaller reporting company ☒

ETOTALSOURCE, INC.

FORM 10-Q

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements.

 eTotalSource, Inc
Balance Sheet

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash	$572	$969
Prepaid Expense	2,950	2,950
Total Current Assets	3,522	3,919

Other Assets
Prepaid finance cost	411	3,223

Total Assets	$3,933	$7,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Convertible notes payable	$50,000	$225,000
Notes payable	839,754	839,754
Judgments payable	471,729	204,788
Accounts payable and other accrued liabilities	302,243	283,234
Accrued compensation payable	1,092,203	1,092,203
Accrued interest payable	898,070	770,204
Convertible Debentures, less current maturities and net of amortized discount of $41,064 and $139,207 respectively	905,448	848,071
Total Current Liabilities	4,559,447	4,263,254

Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock; no par value; 300 million shares authorized,
299,998,972 shares issued and outstanding, respectively	6,731,159	6,731,159
Accumulated (deficit)	(11,286,673)	(10,987,271)
Total Stockh4olders' Equity (Deficit)	(4,555,514)	(4,256,112)

Total Liabilities and Stockholders' Equity (Deficit)	$3,933	$7,142

See accompanying notes.

eTotalSource, Inc
Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

General and Administrative Expenses	5,574	9,940	19,406	131,288

Operating Income (Loss)	(5,574)	(9,940)	(19,406)	(131,288)

Other Income (Expense)
Interest expense	(98,209)	(94,284)	(277,183)	(274,162)
Other income (expense), net	(944)	170,250	(2,812)	170,250
Total Other Income (Expense)	(99,153)	75,966	(279,995)	(103,912)

Net (Loss)	$(104,727)	$66,026	$(299,401)	$(235,200)

Basic and Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	299,998,972	126,622,940	299,998,972	98,665,714

See accompanying notes.

eTotalSource, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From (Used in) Operating Activities:
Net (loss)	$(299,401)	$(235,200)
Amortization	2,812	-
Amortization of discounted convertible debentures	57,377	74,146
Stock options and warrant expense	-	55,796
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	(2,950)
Increase (decrease) in payables, and accrued liabilities	19,008	(167,373)
Increase (decrease) in other current assets	-	801
Increase (decrease) in accrued interest payable	219,807	200,016
Net Cash (Used in) Operating Activities	(397)	(74,764)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of convertible debt	-	72,000
Proceeds from issuance of notes payable	-	7,640
Net Cash (Used in) Financing Activities	-	79,640

Increase (Decrease) in Cash	(397)	4,876

Cash - Beginning of Period	969	563

Cash - End of Period	$572	$5,439

Supplemental Disclosures of Cash flow Information:
Interest paid	$-	$-
Income taxes paid	-	-
Non-cash investing and financing transactions:
Accounts Payable	7,492	-
Note Payable	(7,492)	-
Conversion of convertible debentures	-	24,000
Discount on convertible debentures	-	14,400
Convertible Note Payable	175,000	-
Accrued Interest Payable	91,140	-
Judgment Payable	(266,140)	-

See accompanying notes.

eTotalSource, Inc.

Notes to Condensed Financial Statements as of September 30, 2008

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

Going Concern Uncertainty

The Company’s financial statements are prepared based on the going concern principle. That principal anticipates the realization of assets and payments of liabilities through the ordinary course of business. No adjustments have been made to reduce the value of any assets or record additional liabilities, if any, if the Company were to cease to exist. The Company has incurred significant operating losses since inception. These operating losses have been funded by the issuance of capital, loans and advances. There can be no assurance that the Company will continue to be able to raise the funds necessary. Additionally, the lack of capital may limit the Company’s ability to establish a viable business.

NOTE 2. CONVERTIBLE NOTES PAYABLE

The Company issued a Convertible note in the principal amount of $50,000with interest at 6% payable monthly. The note was due in 2001 and is unsecured. At September 30, 2008, principal of $50,000 and accrued interest of $20,752 were due. The Note is convertible into shares of common stock of the Company at $.50 per share. The note and interest are in default.

NOTE 3. NOTES PAYABLE

The Company issued a Note in the principal amount of $25,000 with interest at 6% payable monthly. The Note was due in 2001 and is unsecured. At September 30, 2008, principal of $25,000 and accrued interest of $10,376 were due. Warrants were also issued to the note holder to purchase 18,750 shares of common stock of the Company for a period of five years from the date of issuance at $.50 per share. The note and interest are in default.

The Company issued a Note to an unrelated individual in the principal amount of $25,000 with and interest at 12%. The Note was due on October 15, 2006. At September 30, 2008, principal of $25,000 and unpaid interest of $6,502 are due. The note and interest are default.

The Company issued a Note in the principal amount of $172,000 with interest at 15% payable monthly. The Note was due on December 18, 2003. At September 30, 2008, principal of $172,000 and unpaid interest of $74,193 were due. The note and interest are in default.

The Company issued a note in the principal amount of $110,000, with interest at 10%. Principal and interest thereon was due on January 17, 2003 and subsequently extended to December 17, 2003. At September 30, 2008, principal of $110,000 and unpaid interest of $46,644 (with interest increased to 18% and due monthly beginning February 17, 2003) were due. The note and interest are in default.

The Company issued a note in the principal amount of $40,000 and interest at 15% payable monthly. The Note was due on December 18, 2003. At September 30, 2008, principal of $40,000 and unpaid interest of $17,254 were due. The note and interest are in default.

The Company issued a note in the principal amount of $50,000 and a stated interest rate of 10%. The Note was due in June 2003 and subsequently extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. At September 30, 2008, principal of $52,483 and unpaid interest of $13,142 were due. This note and interest are in default.

The Company issued a note in the principal amount of $250,000 and interest at 10% due monthly commencing August 8, 2003. This note is a revolving credit obligation and the Company can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. At September 30, 2008, principal of $262,631 and unpaid interest of $67,766 were due. This note and interest are in default.

The Company issued a an unsecured note in the principal amount of $20,000 and interest at 9.2% which was due on December 4, 2002 and subsequently extended to May 1, 2003. At September 30, 2008, principal of $20,000 and unpaid interest of $12,599 were due. The note and interest are in default.

The Company issued a note in the principal amount of $25,000 to YA Global with interest at 10% which was due on August 1, 2005. At September 30, 2008, principal of $25,000 and unpaid interest of $8,158 were due. The note and interest are in default.

The Company issued a note in the principal amount of $7,640 to YA Global with interest at 14%, which was due on October 1, 2007. At September 30, 2008, principal of $7,640 and unpaid interest of $1,323 were due.

The Company issued a note to YA Global\with interest at 12% which was due on August 1, 2005. At September 30, 2008, principal (of $100,000 and unpaid interest of $41,392 were due. The note and interest are in default.

NOTE 4. CONVERTIBLE DEBENTURES

The Company issued a Convertible debenture to YA Global with interest at 12%, which was due on November 1, 2008. The debenture is secured by 225,000,000 shares of common stock of the Company and 7,000,000 warrants. Principal and accrued interest are convertible into shares of common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date, the Company has the option to repay the debt or issue common stock. The principal balance as of September 30, 2008 was $849,250.

The Company issued a Convertible debenture to YA Global with interest at 12%, payable on December 21, 2008. Principal and accrued interest are convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date, the Company has the option to repay the debt or issue common stock. The principal balance as of September 30, 2008 was $7,642.

On April 13, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $72,000 with interest at 12%, payable on April 13, 2009. Principal and accrued interest are convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $.0018 price per share of common stock, or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The principal balance as of September 30, 2008 was $72,000.

On December 4, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $17,620 with interest at 15% which was payable on November 9, 2008. Principal and accrued interest are convertible into common stock at a conversion price equal to the lower of (i) $.002 price per share of common stock, or (ii) 95% of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, L.P., for the thirty trading days immediately preceding the conversion date. The principal balance as of September 30, 2008 was $17,620.

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

History

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

Business

The sole business of the Company is that of eTotalSource. The Company ceased the majority of its operations in the fourth quarter of 2006 due to lack of capital.

Financial Condition

There is substantial doubt about the ability of ETLS to continue as a going concern as disclosed in Note 1 to the financial statements for the nine months ended September 30, 2008 included in this Report. The Company continues to have operating losses and liquidity shortages, including default conditions on all notes payable and judgments payable to creditors. The Company had a net loss of $299,401 for the nine months ended September 30, 2008. Additionally, as of September 30, 2008, current liabilities exceed current assets by approximately $4,555,925.

Management continued to meet operating deficits primarily through short-term borrowings and may attempt to utilize debt and equity financing alternatives to sustain operations. Whether such financing will be available as needed and the ultimate form of such financing is uncertain and the effects of this uncertainty could ultimately lead to bankruptcy.

Going Concern Uncertainty

The Company has incurred losses from operations for the three months ended September 30, 2008, and such losses are expected to continue. In addition, the Company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing, and re-evaluation of the Company’s business strategy as discussed above in this report. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Set forth below is a discussion of the financial condition and results of operations of etotalSource, Inc. (the "Company," "we," "us," or "our") for the three months ended September 30, 2008 and 2007. The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this quarterly report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007.

Revenues
Revenues for the three ended September 30, 2008 and 2007 were $0.

General & Administrative Expenses
Operating expenses for the three months ended September 30, 2008 were $5,574 as compared to $9,940 for the comparable period in 2007, a decrease of $4,366. This decrease was primarily due to the cease in operations of the Company.

Interest Expense
Interest expense for the three months ended September 30, 2008 was $98,209 as compared to $94,284 for the comparable period in 2007, an increase of $3,925. Interest is expected to continue to increase as the Company currently has no operations and has to borrow funds for expenses.

Other Income/(Expense)
Other income (expense) for the three month period ended September 30, 2008 was ($944) as compared to $170,250 for the comparable period in 2007, a decrease of $171,194. This decrease was attributed to accrued compensation to an officer of the Company that was forgiven in the three months ending September 30, 2007.

Net( Loss)/Net Income
Net loss for the three months ended September 30, 2008 was $104,727 as compared to a net income of $66,026 for the comparable period in 2007, a decrease of $170,753. This decrease was attributed to accrued compensation to an officer of the Company that was forgiven in the three months ending September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007.

Revenues
Revenues for the nine months ended September 30, 2008 and 2007 were $0.

General & Administrative Expenses
Operating expenses for the nine months ended September 30, 2008 were $19,406 as compared to $131,288 for the comparable period in 2007, a decrease of $111,882. This decrease was primarily due to the cease in operations of the Company.

Interest Expense
Interest expense for the nine months ended September 30, 2008 was $277,183 as compared to $274,162 for the comparable period in 2007, an increase of $3,021. Interest is expected to continue to increase as the Company currently has no operations and has to borrow funds for expenses.

Other Income/(Expense)
Other income (expense) for the nine month period ended September 30, 2008 was ($2,812) as compared to $170,250 for the comparable period in 2007, a decrease of $173,062. This increase was attributed to accrued compensation to an officer of the Company that was forgiven during the nine months ended September 30, 2007.

Net Loss
Net loss for the nine months ended September 30, 2008 was $299,401 as compared to a net loss of $235,200 for the comparable period in 2007, an increase of $64,201. This increase was attributed to accrued compensation to an officer of the Company that was forgiven during the nine months ended September 30, 2007.

Liquidity & Capital Resources

At September 30, 2008, the Company had $572 in cash with which to conduct operations, and no other capital resources. The company needs equity or debt financing for working capital but has no commitments for new capital availability.  There can be no assurance that the Company will be able to pursue its business plan or fully exploit business opportunities that management may identify. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements, including loans from our shareholders to cover expenses. The Company presently has no sources of capital. The Company is unable to carry out any plan of business without funding. Because of the re-evaluation of our business model currently in process, we are unable to quantify and estimate our working capital requirements for the 12 months ending December 31, 2009. We cannot predict to what extent our current lack of liquidity and capital resources will impair the continuation of business or whether it will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding, for which there is no source.

Contractual Obligations and Commercial Commitments

As of September 30, 2008, the following obligations were outstanding:

Contractual Obligations	Less than 1 year
Judgments payable	$471,729
Short Term note payables	897,246
Convertible debentures	898,070
Other current liabilities	2,292,402
Total contractual cash obligations	$4,559,447

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2008 and (ii) no change in internal controls over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION
Item 1. Legal Proceedings.

On March 27, 2008, Gary Miller received a default judgment against the Company in the amount of $266,940.78. The breakdown of the judgment is as follows: principal was $175,000, and interest was $91,140.78. Principal and interest have been recorded prior to the issuance of this judgment.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

As of September 30, 2008, the Company is in default under the following notes payable:

The Company issued a Convertible note in the principal amount of $50,000with interest at 6% payable monthly. The note was due in 2001 and is unsecured. At September 30, 2008, principal of $50,000 and accrued interest of $20,752 were due. The Note is convertible into shares of common stock of the Company at $.50 per share. The note and interest are in default.

The Company issued Convertible notes with interest ranging from 6% - 8% payable monthly. The Notes are due at various times between the years of 2001 and 2003, and are unsecured. At September 30, 3008, principal of $175,000 and accrued interest of $91,941 were convertible to common stock at $.50 per share. Warrants were also issued to the note holders to purchase 73,748 shares of common stock for a term of five years from the issuance date at $.50 per share. The notes and interest are in default. The note holder received a judgment against the Company on March 27, 2008 in the amount of $266,940 for the principal and interest outstanding.

The Company issued a Note in the principal amount of $25,000 with interest at 6% payable monthly. The Note was due in 2001 and is unsecured. At September 30, 2008, principal of $25,000 and accrued interest of $10,376 were due. Warrants were also issued to the note holder to purchase 18,750 shares of common stock of the Company for a period of five years from the date of issuance at $.50 per share. The note and interest are in default.

The Company issued a Note to an unrelated individual in the principal amount of $25,000 with and interest at 12%. The Note was due on October 15, 2006. At September 30, 2008, principal of $25,000 and unpaid interest of $6,502 are due. The note and interest are default.

The Company issued a Note in the principal amount of $172,000 with interest at 15% payable monthly. The Note was due on December 18, 2003. At September 30, 2008, principal of $172,000 and unpaid interest of $74,193 were due. The note and interest are in default.

The Company issued a note in the principal amount of $110,000, with interest at 10%. Principal and interest thereon was due on January 17, 2003 and subsequently extended to December 17, 2003. At September 30, 2008, principal of $110,000 and unpaid interest of $46,644 (with interest increased to 18% and due monthly beginning February 17, 2003) were due. The note and interest are in default.

The Company issued a note in the principal amount of $40,000 and interest at 15% payable monthly. The Note was due on December 18, 2003. At September 30, 2008, principal of $40,000 and unpaid interest of $17,254 were due. The note and interest are in default.

The Company issued a note in the principal amount of $50,000 and a stated interest rate of 10%. The Note was due on June 2003 and subsequently extended to June 2004. As consideration for forbearance, the note holder received 50,000 shares of common stock in 2004, valued at $.525 per share ($26,250). In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. At September 30, 2008, principal of $52,483 and unpaid interest of $13,142 were due. This note and interest are in default.

The Company issued a note in the principal amount of $250,000 and interest at 10% due monthly commencing August 8, 2003. This note is a revolving credit obligation and the Company can repay and borrow up to the amount of the note. In October 2004, the note was extended to April 2005. In December 2005, the note was extended to June 2006. At September 30, 2008, principal of $262,631 and unpaid interest of $67,766 were due. This note and interest are in default.

The Company issued an unsecured note in the principal amount of $20,000 and interest at 9.2% which was due on December 4, 2002and subsequently extended to May 1, 2003. At September 30, 2008, principal of $20,000 and unpaid interest of $12,599 were due. The note and interest are in default.

The Company issued a note in the principal amount of $25,000 to YA Global with interest at 10% which was due on August 1, 2005. At September 30, 2008, principal of $25,000 and unpaid interest of $8,158 were due. The note and interest are in default.

The Company issued a note to YA Global\with interest at 12% which was due on August 1, 2005. At September 30, 2008, principal of $100,000 and unpaid interest of $41,392 were due. The note and interest are in default.

The Company issued a Convertible debenture to YA Global with interest at 12%, which was due on November 1, 2008. The debenture is secured by 225,000,000 shares of common stock of the Company and 7,000,000 warrants. Principal and accrued interest are convertible into shares of common stock at a conversion price equal to the lower of (i) $.024 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date, the Company has the option to repay the debt or issue common stock. The principal balance as of September 30, 2008 was $849,250.

The Company issued a Convertible debenture to YA Global with interest at 12%, payable on December 21, 2008. Principal and accrued interest are convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $.0018 price per share of common stock or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. At the due date, the Company has the option to repay the debt or issue common stock. The principal balance as of September 30, 2008 was $7,642.

On April 13, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $72,000 with interest at 12%, payable on April 13, 2009. Principal and accrued interest are convertible into shares of common stock of the Company at a conversion price equal to the lower of (i) $.0018 price per share of common stock, or (ii) 80% of the lowest closing bid price of our common stock, as quoted by Bloomberg, L.P., for the five trading days immediately preceding the conversion date. The principal balance as of September 30, 2008 was $72,000.

On December 4, 2007, the Company issued a convertible debenture to YA Global, in the principal amount of $17,620 with interest at 15% which was payable on November 9, 2008. Principal and accrued interest are convertible into common stock at a conversion price equal to the lower of (i) $.002 price per share of common stock, or (ii) 95% of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, L.P., for the thirty trading days immediately preceding the conversion date. The principal balance as of September 30, 2008 was $17,620.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 13, 2008, Mr. Orlando was terminated as Chief Restructuring Officer, Chief Financial Officer and Secretary of the Company, and Michael D’Onofrio was appointed as his replacement.

Item 6. Exhibits

31.1	Certification of CEO Pursuant to 13a-14(a) under the Exchange Act

32.1	Certification of the CEO pursuant to 18 U.S.C Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eTotalSource, Inc.

November 7, 2008	By:	/s/ Michael D’Onofrio
Michael D’Onofrio
Chief Restructuring Officer and
Chief Financial Officer